Form 10QSB
period 2005-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2005-08-19
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-51206

                            Diamond Ranch Foods, Ltd.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
                                  20-1389815
        (State or other jurisdiction of (I.R.S. Employer Identification
No.)
Incorporation or organization)

                                555 West Street
                               New York, NY 10014
                    (Address of principal executive offices)

                                                       (212) 807-7600
                           (Issuer's telephone number)

[X]      Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2005, there were 56,696,150 shares of the Issuer's common stock, par value $0.0001, issued.

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  June 30,           March 31,
ASSETS:                                                                             2005                2005
                                                                             ------------------  ------------------
Current Assets:
     Inventory                                                               $          214,056  $          163,909
     Accounts Receivable                                                              1,582,350           1,282,159
                                                                             ------------------  ------------------

          Total Current Assets                                                        1,796,406           1,446,068
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      349,980             366,313
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                            21,800              21,800
                                                                             ------------------  ------------------

          Total Other Assets                                                             21,800              21,800
                                                                             ------------------  ------------------

     Total Assets                                                            $        2,168,186  $        1,834,181
                                                                             ==================  ==================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                  (Unaudited)
                                                                                  June 30,            March 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2005                2005
                                                                             ------------------  ------------------
Current Liabilities:
     Bank Overdraft                                                          $          314,022  $          328,788
     Accounts Payable and Accrued Expenses                                            1,317,813           1,257,420
     Factoring Line of Credit                                                         1,757,659           1,586,093
     Shareholder Loans                                                                  298,700             199,700
     Convertible Debenture                                                               37,020              11,038
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   3,725,214           3,383,039
                                                                             ------------------  ------------------

Non-current Liabilities:
     Capital Lease Obligation                                                                 -              28,186
     Shareholder Loans                                                                  886,000             711,000
     Interest Payable                                                                    21,500              11,114
                                                                             ------------------  ------------------
          Total Long Term Liabilities                                                   907,500             750,300
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                     4,632,714           4,133,339
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at March 31, 2005 and 2004                              -                   -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 56,696,150 and 56,621,150 shares issued at
          June 30, 2005 and March 31, 2005                                                5,669               5,662
     Additional Paid-In Capital                                                         976,734             963,992
     Retained Earnings (Deficit)                                                     (3,446,931)         (3,268,812)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (2,464,528)         (2,299,158)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $        2,168,186  $        1,834,181
                                                                             ==================  ==================







                             See accompanying notes.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 For the Three Months Ended
                                                                                          June 30,
                                                                                   2005               2004
                                                                            ------------------  -----------------

Revenues                                                                    $        3,558,356  $       2,377,596
Cost of Goods Sold                                                                   3,061,232          2,174,577
                                                                            ------------------  -----------------
Gross Profit                                                                           497,124            203,019


Expenses:
     Payroll                                                                           284,425            225,441
     Factoring Fee                                                                      75,348             72,922
     Rent Expense                                                                       51,443             38,441
     Depreciation and Amortization                                                      21,901             17,127
     General and Administrative                                                        151,855            157,468
     Sales Commission                                                                   75,258                  -
                                                                            ------------------  -----------------

      Total Expenses                                                                   660,230            511,399
                                                                            ------------------  -----------------

Other Income (Expense)
   Grant                                                                                     -                  -
   Interest Expense                                                                    (15,014)                 -
                                                                            ------------------  -----------------

     Net Loss                                                               $         (178,120) $        (308,380)
                                                                            ==================  =================


Basic & Diluted Income (Loss) Per Share                                     $             0.00  $          (0.01)
                                                                            ==================  =================
Weighted Average Shares Outstanding                                                 56,686,983         28,430,316
                                                                            ==================  =================












                             See accompanying notes.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the three months ended
                                                                                              June 30,
                                                                                      2005               2004
                                                                                ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $        (178,120)$         (308,380)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                              21,901             17,127
Stock Issued in Exchange for cancellation of debt                                          12,750
(Increase) Decrease in Inventory                                                          (50,147)             9,003
(Increase) Decrease in Accounts Receivable                                               (300,191)           141,678
(Decrease) Increase in Accounts Payable and Accrued Expenses                               60,393           (263,921)
(Decrease) Increase in Interest Payable                                                    10,386            (19,407)
                                                                                ----------------- ------------------
      Net Cash Provided by Operating Activities                                          (423,028)          (423,900)
                                                                                ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                      (5,568)                 -
                                                                                ----------------- ------------------
      Net Cash Used in Investing Activities                                                (5,568)                 -
                                                                                ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                       (2,204)              (632)
Payment on Convertible Debenture                                                                -           (150,000)
Factoring Payable                                                                         171,566            199,782
Shareholder Loans                                                                         274,000            110,000
Stock Issued in exchange for services                                                           -                600
Stock Issued in exchange for cash                                                               -              6,000
Additional Paid in Capital                                                                      -            145,458
Bank Overdraft                                                                            (14,766)           112,692
                                                                                ----------------- ------------------
      Net Cash Used in Financing Activities                                               428,596            423,900
                                                                                ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                            -                  -
Cash and Cash Equivalents at Beginning of Period                                                -                  -
                                                                                ----------------- ------------------
Cash and Cash Equivalents at End of Period                                      $               - $                -
                                                                                ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                      $               - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in exchange for cancellation of debt                               $          12,750 $                -
Stock issued in asset acquisition agreement                                     $               - $           25,950


                             See accompanying notes.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company has incurred a net loss for the years ended March 31, 2005 and 2004 of $1,518,874 and $927,544, respectively. The Company used cash of $1,415,438 and $1,272,124 in operating activities for the years ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, the Company had a working capital deficit of $1,936,971 and $1,231,686, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include acquiring additional meat processing and distribution operations and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Florida on November 30, 1942 under the name Jerry's Inc. The Company ceased all operating activities during the period from January 1, 1998 to March 8, 2004 and was considered dormant. On March 8, 2004 the Company changes its domicile to the State of Nevada. On March 30, 2004, the company changed its name to Diamond Ranch Foods, Ltd.

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was accounted for as a reverse merger, with MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.
(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

         For financial reporting purposes, MBC Foods, Inc. was considered the new reporting entity.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)


Nature of Business

         The Company is a meat processing and distribution company located in the historic Gansevoort "meatpacking district" in lower Manhattan, NY. The Companies operations consist of packing, processing, labeling, and distributing products to a customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants, and institutions, deli and catering operators, and industry suppliers.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Diamond Ranch Foods, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

         The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue recognition

         The Company derives its revenue from the sale of meat products, and the revenue is recognized when the product is delivered to the customer.

Concentration of Credit Risk

         The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2005, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Leasehold
Improvements             $         269,906    Strait Line       10 Years    $            70,280  $          199,626
Office Equipment                   297,608    Strait Line      3-5 Years                130,921             166,687
                         -----------------                                  -------------------
                         $         567,514                                  $           201,201  $          366,313
                         =================                                  ===================  ==================

         As of June 30, 2005, depreciation is computed as follows:


                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Leasehold
Improvements             $         269,906    Strait Line       10 Years    $            77,028  $          192,878
Office Equipment                   303,176    Strait Line      3-5 Years                146,074             157,102
                         -----------------                                  -------------------
                         $         573,082                                  $           223,102  $          349,980
                         =================                                  ===================  ==================

Total depreciation expense for the year ended March 31, 2005 and the three months ended June 30, 2005 was $75,640 and $21,901.

Earnings per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are 400,000 shares of outstanding common stock equivalents at June 30, 2004 which would be anti-dilutive and are not considered in the calculation and no dilutive outstanding common stock equivalents as of June 30, 2005.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

Comprehensive Income

         The Company does not have any accumulated comprehensive income items, and therefore, is not required to report comprehensive income.

Inventory

         Inventory consists of finished meat products, and is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value.

Advertising

         Advertising costs are expensed as incurred.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         (a) All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
         (b) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         (c)      Goodwill,  as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
         (d)      Effective January 1, 2002, all previously  recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         (e) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         (f) Effective January 1, 2002, the useful life of intangible assets with finite lives will be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
         (g) All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)


         On April 1, 2003, the Company adopted SFAS 142 and as required, the useful lives of the customer lists were evaluated and the remaining amortization periods adjusted accordingly. Prior to the adoption of SFAS 142, the Company amortized the customer lists over an estimated useful life of fifteen years. Since the adoption of SFAS 142, the Company amortizes the customer lists over an estimated useful life of five years.

NOTE 3 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,270,000 be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                         2005                2004
                                  ------------------  ------------------
Net Operating Losses                       1,112,152             595,312
Depreciation                                  12,282               7,265
Valuation Allowance                       (1,124,434)           (602,577)
                                  ------------------  ------------------
                                                   -                   -
                                  ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                               2005                2004
                                           ---------------  ------------------
Provision (Benefit) at US Statutory Rate          (516,840)           (307,952)
Depreciation                                        (5,017)             (7,265)
Increase (Decrease) in Valuation Allowance         521,857             315,217
                                           ---------------  ------------------
                                                         -                   -
                                           ===============  ==================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

NOTE 4 - OPERATING LEASE COMMITMENTS

         The Companies operating facility is a New York City owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

         Total lease expense for the three months ended June 30, 2005 and 2004 was $20,466 and $20,466.

NOTE 5 - CAPITAL LEASE COMMITMENTS

         The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:


       Year               Lease Payment
------------------      ------------------
2005                    $           11,038
2006                                 9,959
2007                                10,881
2008                                 7,346
2009                                     -
                        ------------------
Total                   $           39,224
                        ==================

NOTE 6 - NOTES PAYABLE

Notes Payable

         As of March 31, 2004 the Company had an outstanding short term note in the amount of $17,500 as shown on the accompanying balance sheet. This note is due on May 7, 2004 and carries a 0% interest rate.

         On November 25, 2002, the Company entered into an agreement with Platinum Funding Corp. where in Platinum Funding will purchase the majority of the Company's account receivable. Under the terms of the agreement, the Company would receive 75 percent of the purchase price up front and 25 percent would be held in reserves until the receivables are collected. Platinum funding extended up to $ 750,000 of credit.

         On November 17, 2003, the Company entered into an agreement with American Crest Capital, Inc. where in American Crest Capital will purchase the majority of the Company's account receivable. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. This agreement shall last until November 30, 2004. The agreement shall continue for successive terms unless written notice of cancellation is received 60 days prior to completion of the term. American Crest Capital has extended up to $1,665,000 of credit.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)


         Under the terms of the agreement American Crest Capital shall receive a discount for purchasing the accounts receivable. The discount for the first ten million dollars in annual volume is as follows
         1.5% if payment of an Accounts Receivable is collected up to 30 days 3.0% if payment of an Accounts Receivable is collected between 31 and 60 days 4.5% if payment of an Accounts Receivable is collected between 61 and 90 days

The discount for annual volume between ten million dollars to fifteen million is as follows: 1.25% if payment of an Accounts Receivable is collected up to 30 days 2.50% if payment of an Accounts Receivable is collected between 31 and 60 days 3.75% if payment of an Accounts Receivable is collected between 61 and 90 days

 The     discount for annual volume in excess of fifteen  million is as follows:
         1.00% if payment of an Accounts Receivable is collected up to 30 days 2.00% if payment of an Accounts Receivable is collected between 31 and 60 days 3.00% if payment of an Accounts Receivable is collected between 61 and 90 days

Full recourse at 5% implemented if an accounts receivable is not collected in 90 days.

Convertible Debenture

         On March 19, 2002, the Company issued an convertible debenture in exchange for value received. The $150,000 is due and payable, with 6% interest, on April 1, 2004, unless sooner converted into shares of common stock. The debenture is convertible into 400,000 shares of common stock of the Company. As of March 31, 2005 there was no balance owed on the convertible debenture.

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005 and March 31, 2005, shareholders have advanced the Company $298,700 and $199,700 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Current Shareholder loans.

         As of June 30, 2005 and March 31, 2005 the Company has an outstanding note payable to a shareholder in the amount of $886,000 and $711,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of June 30, 2005 and March 31, 2005 interest on this loan is $21,500 and $11,114. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

NOTE 8 - MERGER

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was - accounted for as a reverse merger, with MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.
(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

         For financial reporting purposes, MBC Foods, Inc. was considered the new reporting entity.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                                                       May 1, 2004
                                                  ---------------------
Assets:                                           $                   -
                                                  =====================

Liabilities:                                      $                   -

Equity:
     Common Stock                                                 2,569
     Paid-In Capital                                              5,333
     Retained Deficit                                                 -
                                                  ---------------------
          Total Stockholders Equity                                   -
                                                  ---------------------

          Total Liabilities and Equity            $                   -
                                                  =====================

         The aggregate purchase price was 25,692,501 common shares.

NOTE 9 - STOCK TRANSACTIONS

         On June 10, 2004, the Company issued 24,000,000 shares of common stock under reg. D for cash at $0.00025 per share.

         On June 24, 2004 The Company issued 600,000 shares of common stock for $0.00025 per share in return for investor relation services, valued at the price of services rendered.

         On July 8, 2004 the Company issued 200,000 shares of common stock for $0.00025 per share in return for an independent research report, valued at the price of services rendered.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

         On September 30, 2004 the Company issued 200,000 shares of common stock in exchange for the customer lists from Jack Steiger Sales. These shares of stock were valued at $0.39 per share.

         On April 14, 2005 the Company issued 75,000 shares of restricted common stock in exchange for the settlement of an accounts payable. These shares of stock were valued at $0.17 per share.

NOTE 10 - GRANT INCOME

         During 2003 the Company received revenue from the WTC Business Recovery Grant Program which provided grants of between three and 25 days in lost revenue to businesses with fewer than 500 employees located on or below 14th Street on September 11, 2001. As this grant was for lost revenues experienced as a result of the September 11, 2001 tragedy, the grant revenue was recognized in the accompanying statement of operations in the period that it was received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

SALES

Our revenues from operations for the three months ended June 30, 2005 were $3,558,356, and were generated from the sale of our meat products and services.

Our business activities and exposure in the competitive marketplace have favorably evolved, causing our revenues to increase at a rate of 33.185% between the three months ended June 30, 2005 and 2004.

By comparing the three months ended June 30, 2005 and 2004, we feel that 80% of our revenue growth is attributed to increased purchasing by our existing customer base, which includes those customers obtained through the Steiger Meats customer list acquisition, coupled with our broadening of available product lines to afford existing customers additional item availability. We work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2005 was $3,061,232, generating a gross profit of $497,124 (13.97%).

Our gross profit has increased from 8.53% to 13.97% between the three months ended June 30, 2005 and 2004. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to various conditions outside the control of the Company.

For the quarter ended June 30, 2005, we have operated on the same margins with no changes in the types of products sold or services provided as compared to those in fiscal year ended March 31, 2005. We attribute our continuous growth to new customers and sales accounts and a higher volume of products being sold through these means. Any additions to our customer base are achieved by increased sales efforts made by our management team through standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended June 30, 2005 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products. A portion of these locations became new customers in the second quarter ended September 30, 2004, allowing for growth in our revenues of approximately 34%, compared to the prior year's second quarter revenue. As locations are added, and products ordered by existing clients increase, our revenues increase, with no additional operational expense because additional business is conducted within the same facilities and larger deliveries are being made to existing stops.

Expanding the business will not impact the benefit of being a smaller meat processor and distributor. Increasing our customer base will not categorize our operation as a larger meat processor and distributor. We will be able to give the same advantages and price competitiveness to our clients with the influx of new customers. We intend to control and manage growth as it occurs and to maintain operations as they currently exist. Should growth exponentially increase, we will hire more personnel, or seek a larger facility. The revenue increase from new customers would allow for us to pay for this expansion.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2005 was $284,425 which was an increase of $58,984 over the amount of $225,441 for the three months ended June 30, 2004. This increase was mostly attributable to the increase size of our workforce due to increase production.

Our Rent expenses for the three months ended June 30, 2005 was $51,443 which was an increase of $13,002 over the amount of $38,441 for the three months ended June 30, 2004. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2005 was $75,258 which was an increase of $75,258 over the amount for the three months ended June 30, 2004. This increase is attributable to the use of our sales force to increase the number or orders and sales.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended March 31, 2005; the Company's cash used in operating activities totaled $423,028, cash used by investing activities was $5,568, and cash provided by financing activities was $428,596.

For the Three-Months ended March 31, 2004; the Company's cash used in operating activities totaled $423,900 and cash provided by financing activities was $423,900.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our current methods. We are able to satisfy our cash requirements, material commitments, and applicable filing fees anticipated under our obligations of the Exchange Act. We will not have to raise additional funds in the next twelve months for operating expenses, which total approximately $800,000. For our company to continue as a fully-reporting entity, we estimate our annual accounting and filing fees to be $35,000, and our legal fees to be $15,000, which will also be satisfied by existing operations. Management is committed to supplement any cash shortfall, or relinquish their salaries, or a portion thereof, if cash flow from operations does not cover our cash requirements. Certain shareholders of the Company have also committed to meet our operating expenses if needed.

We anticipate incurring material research and development costs during the next 12 months which we will pay for by selling our common stock. We anticipate spending approximately 2% of our current gross sales on research and development to further develop the Diamond Ranch Foods brand name, to include new packaging and marketing materials. We also plan to establish a new product line for distribution of pre-cooked poultry and meat items. Such a product line would give current and new customers access to a fully-cooked product for those businesses that do not have the facilities to prepare raw, uncooked materials. Additionally, we do not anticipate the acquisition or sale of material property, plant or equipment during the next 12 months. If sales continue to incline, we may elect to purchase/lease one (1) or more pieces of new equipment depending on inflated product demand and the capacity of our existing equipment to efficiently meet such demand. However, no new equipment is necessary to satisfy current operations or anticipated sales order increases within the next twelve months.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our revenues have increased at a rate of 33.185% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We intend to expand our business primarily through acquisitions of additional meat processing and distribution operations, but would require obtaining debt or equity financing to finance this future growth as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. To date, no terms have been finalized or contracts signed, and although there is no guarantee, we anticipate finalizing favorable financing terms for our business to continue as a going concern.

SALES AND COLLECTION PROCEDURES

We retained the services of American Crest Capital (ACC) to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send ACC all of our sales invoices and receive a 90% cash advance of the invoice amount. The balance, less ACC's service fee, is paid when the customer makes payment directly to them.

We elect to factor our receivables to immediately access cash owed to our company so it may be used to purchase the raw materials for our products whose vendors require payment on receipt. By having our cash unlocked from the unpaid invoices, we are afforded a smoother, more consistent cash flow which enhances purchasing power and provides for the accurate prediction of payment.

Typically, we'd have to wait 30-45 days to receive payment on invoices for products that have already been delivered, not accounting for late-payers. Because we offer our customers payment terms, there is a minimal time period that must elapse prior to our reimbursement by the factoring company. We have a sizeable customer base, we don't rely on any few customers to sustain operations, and our clientele does have favorable reputations in the industry, but we still elect not to be dependent on timely payments for our receivables since these funds need to be recycled for our next-day fresh product purchases. Working with an invoice factoring company eliminates the threat of non-payment, cash shortfalls, and enables an increased focus on revenue generation than bill collection.

ACQUISITIONS

We will need to raise additional funds should management decide to acquire existing like-minded businesses. Certain candidates have been identified however no definitive agreements exist. We have targeted several businesses for acquisition in New York City. We would acquire 100% of the stock and operations of these entities, including, without limitation, all rights, title know-how, assignment of property leases, equipment, furnishings, inventories, processes, trade names, trademarks, goodwill, and other assets of every nature used in the entities' operations.

All of the facilities that may be acquired are centrally located within the historic Gansevoort market in lower Manhattan, thus affording the company the ability to take advantage of the economies of scale for delivery, purchasing, and other daily operating responsibilities.

If we were successful in raising funds through the sale of our common stock, and will be able to enter into negotiations for the purchase of any and/or all of the selected businesses, initially no changes in day-to-day operations in any acquired facilities would be necessary.

No negotiations have taken place, and no contracts have been entered into, to purchase any such businesses described herein. We assume that if such purchase(s) were to be completed, additional funds would be required to renovate the existing facilities, as well as improve or replace machinery as prescribed by the existing landlord or pursuant to USDA regulation.

We anticipate no significant changes in the number of employees within the next twelve months.

TRENDS

Management has perceived a variety of recent trends that have had a material impact on our current revenues and our projected revenues for the coming quarters. Meat consumption has dramatically increased overall due to dieting habits; most famously known is The Atkins Diet, as well as other diets, that emphasize high-protein, low-carbohydrate intake. These diets suggest eating meats, including red, instead of high carbohydrate foods, and specifically recommend avoiding refined carbohydrates. High protein consumption has become a part of American culture, more than a societal tendency, in that in order to meet increasing customer requests for low-carb type items, one of our customers, TGI Friday's, has become an Atkins Nutritional Approach partner by featuring a selection of Atkins-approved menu items. We consider that the market research conducted by this customer was ample to effectuate such a menu change and concurs with our perception that the demand for beef, poultry, and other meats is a continuing and upwards trend. We substantiate the same claims through our own customers' purchasing trends which are evidenced by our increased revenues. The marketplace also indicates that poultry consumption is rising steadily. In order to maximize this trend, we are expanding our pre-cooked poultry offerings to all food providers, as well as those without full-service cooking establishments. Aside from the lack of a cooking facility, many purveyors seek pre-cooked poultry for safety reasons since these products offer a significantly low safety risk at causing bacterial cross-contamination. We offer pre-cooked items currently, and feel that making the investment to market these products under own branded name will increase our revenue due to heightened product awareness and our reputation for quality-conscious production methods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Diamond Ranch Foods, Ltd. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On April 14, 2005 the Company issued 75,000 shares of restricted common stock in exchange for the settlement of an accounts payable. These shares of stock were valued at $0.17 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ended June 30, 2005.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Diamond Ranch Foods, Ltd. includes herewith the following exhibits:

Number   Description

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Diamond Ranch Foods, Ltd.
                                  (Registrant)





DATE:     August 19, 2005             By:    /s/ Joseph Maggio
       -----------------------            --------------------------------------
Joseph Maggio, Chairman, CEO, and Director


DATE:     August 19, 2005             By:    /s/ Louis Vucci, Jr.
       -----------------------            --------------------------------------
Louis Vucci, Jr., President and Director


DATE:     August 19, 2005             By:    /s/ Philip Serlin
       -----------------------            --------------------------------------
Philip Serlin, COO and Director


DATE:     August 19, 2005             By:    /s/ William DeMarzo
       -----------------------            --------------------------------------
William DeMarzo, Chief Financial Officer