Form 10KSB
period 2005-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2006-02-06
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         For the fiscal year ended                       March 31, 2005
                                                         ------------------

         Commission file number                          000-51206
                                                         ------------------



                            DIAMOND RANCH FOODS, LTD.
              (Exact Name of Small Business Issuer in its charter)


                       NEVADA                         20-1389815
--------------------------------------------------------------------------------
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)


                       555 WEST STREET, NEW YORK, NY 10014
                    (Address of principal executive officers)


Issuer's telephone number:  (212) 807-7600
                            ----------------------------------

Securities to be registered under Section 12(b) of the Act:

                  Title of each class      Name of each exchange on which
                  to be so registered      each class is to be registered

                            N/A                         N/A

Securities to be registered under Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.0001
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None.

Securities registered under Section 12(b) of the Exchange Act:  None.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [ X ]            No [    ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes [    ]            No [ X ]


         Issuer's revenues for its most recent fiscal year:          $10,039,552

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         As of September 30, 2005, there were 56,696,150 shares of the Issuer's common stock, par value $0.0001, issued.


         Documents Incorporated By Reference:           NONE

         Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                                TABLE OF CONTENTS


Item Number and Caption
Page


PART I

Item 1.     Description of Business............................................3

Item 2.     Description of Property............................................9

Item 3.     Legal Proceedings..................................................9

Item 4.     Submission of Matters to a Vote of Security Holders................9


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........9

Item 6.     Management's Discussion and Analysis or Plan of Operations........12

Item 7.     Financial Statements..............................................17

Item 8.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure............................17

Item 8A.    Controls and Procedures...........................................17

Item 8B.    Other Information.................................................17


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................18

Item 10.    Executive Compensation............................................20

Item 11.    Security Ownership of Certain Beneficial Owners and Management....21

Item 12.    Certain Relationships and Related Transactions....................22

Item 13.    Exhibits and Reports on Form 8-K..................................22

Item 14.    Principal Accountant Fees and Services............................23

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS.

Our company was incorporated, as Jerry's Inc., in the State of Florida on November 30, 1942. Prior to it ceasing its operations in 1998, the company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. After ceasing its operations in 1998, the company remained dormant until March of 2004 when we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Although the company ceased operations and filed a Form NTN 10K stating that certain information could not be obtained to file their Form 10-K for the year ended September 30, 1997, certain filing requirements became due at that time and throughout the period of our dormancy. Previous management did not complete the required filings and as a result, Jerry's Inc. was delinquent in its duty to file. Recently we filed a Form 15 in an effort to deal with the delinquent filings that became our responsibility as the surviving corporation after our merger. Form 15 has the effect of terminating the old registration of Jerry's Inc. while new reporting requirements will take effect as a result of this Form 10-SB.

We are engaged in the meat processing and distribution industry. Our operations consist of packing, processing, custom meat cutting, portion controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers.

We became the  distributor  and  processor of the "All American  Hamburger"  and
other  meat   products   through  the   acquisition   of  MBC  Foods,   Inc.,  a
second-generation family owned business on May 1, 2004.

In addition to servicing our customers with a full line of fresh meats, we also produce private-labeled and "branded" hot dogs and meats for the Hebrew National(R) Deli line in the New York Metropolitan area, as well as private-label Sabrett(R) Hamburgers for Marathon Foods.

Our company is located at 555 West Street, New York, NY 10014.

HISTORY AND COMPANY DEVELOPMENT

Our company was originally incorporated in the State of Florida in 1942 as Jerry's Inc. where the company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. Jerry's, Inc. ceased its operation in 1998 and remained dormant until March 2004 when we moved our domicile to Nevada and changed our corporate name to Diamond Ranch Foods, Ltd.

On May 1, 2004 we issued 31,607,650 restricted shares of common stock and acquired MBC Foods, Inc. For financial reporting purposes, the transaction was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

We have undergone no bankruptcy, receivership or similar proceedings.

The cash  flow from  operations  is  sufficient  to fund  capital  requirements.
However, we will seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or exponentially increase our sales volume.

PRODUCTS AND SERVICES

Our operations are centrally located in the Gansevoort district of New York City, which is located near our current client base and potential new customers.

Products

We offer the following products, which we can prepare either fresh, frozen, or vacuum-packed:

All-American Hamburger: We offer a proprietary-formulated hamburger called the All American Hamburger. Sizes range from 2 oz. to 12 oz. and come in round, oval, or square, as well as custom shapes.

McLeod Brand: Our 4oz. McLeod's Beef Burgers, Chicken Patties and Turkey Patties are packaged for the retail customer and can be used for grilling purposes.

Hebrew National(R) Line
Quality hot dogs
Seasoned pastramis
Corned Beef

Fresh Meats
Beef, including steaks, roasts and ribs Poultry Pork Veal Cutlets Lamb Gourmet cheeses, Oils and other food items

Variety Meats
Frog
Quail, Rabbit
Wild game (venison, boar, duck and more)

Custom Cuts and Butchering

Our butchers can process any meats as either traditional cuts or custom orders according to customer specifications. We specialize in timely delivery and service of such custom products, which can include steaks, chops and other meats, with selections from fresh or frozen packaging.

Private Labeling

Our designers can custom design any type of package to fit our clients' and their products' needs. We are able to produce small or large quantities of our customers' products so as not to alienate potential customers by the size of their business.

Distribution

Our fleet of refrigerated trucks delivers orders throughout the NY Metropolitan area. We can also ship anywhere from coast to coast via common carrier, including Hawaii, Alaska and Canada.

Our delivery truck fleet consists of six (6) vehicles described as follows:

1999 Mitsubishi FEHD Truck
2001 Mitsubishi FEHD Truck
2002 UD Nissan 1400
2003 GMC 4500
2004 Mitsubishi FH 210T
2004 Mitsubishi FH 210T

Equipment

We lease or own a variety of meat processing equipment, including, but not limited to:

Band Saws
Hamburger Formation Machines
Grinders
Overwrap Machines
Stainless Steel Tables
Digital Scales
Pallet Jacks
Platform Scales

All of the refrigeration equipment, a combination of approximately 10 compressor units contained within the premises, is owned by the Company.

Safety

In order to meet the public's expectation for safe food produced in a competitive market environment, we safeguard our products to prevent food safety hazards by adhering to the USDA's Hazard Analysis of Critical Control Points (HACCP) system. Through the years, we have attempted to preserve our reputation and branded products by addressing the vital components of meat processing, such as sanitary plant conditions, regulated processing controls, observance of USDA inspections, and constant monitoring of procedures and standards to guarantee that our systems meet the increasing demands of our customers.

COMPETITION

Our competition can be divided into two (2) primary categories. First, there are the large full line foodservice distributors, such as US Foodservice, Sysco Foods, DiCarlo Distributors, Landmark, and J. Kings. Second, there are the smaller independent jobbers.

Our advantages over the large foodservice distributors are as follows:

1) We have an USDA inspected facility with daily fresh custom cutting of all meats and daily fresh manufacturing of the All American Burger.

2) We make available daily deliveries with less stringent minimum order amounts. Many restaurants in the inner city do not have enough refrigerator or freezer storage space affording them a minimum of 2-3 deliveries per week.

3) We have the flexibility within our location for customers to make "last minute" call-in orders for the same day delivery or second same day deliveries for emergency situations. We have no cut-off times.

4) We purchase our raw product on a daily basis. This allows us to react much faster to fluctuation in market conditions whereby the larger foodservice houses cannot because of enormous inventories.

5) Our overall overhead is lower. The cost of our operations in proportion to our sales volume affords us the ability to be price competitive.

Our advantages over the small independent jobbers are as follows:

1) Since we operate an USDA inspected warehouse that enables us to custom cut and manufacture, we have the ability to eliminate the "middle man" in the chain of supply. We benefit with the additional gross profit because we also act as a supplier of our custom cut, manufactured goods to the independent jobber.

2) We have a facility to store inventory. This allows us to "buy in" during favorable market conditions and thus, be more price competitive.

3) The location of our facility allows us to satisfy last minute and emergency orders. Once the independent jobber vacates the "Meat Market" premises, he is incapable of filling any additional deliveries or providing service to his customers.

4) We have the ability to distribute to large retail accounts based on our USDA Inspection and Product Liability Insurance. We can offer private labeling and custom packaging to any retail chain.


CUSTOMERS

There are no material contracts between the company and any of our customers. We operate an order/invoice method of operations. We have a broad and sizable customer base which does not leave us dependent on any one or even a few customers for revenue. Our largest customer comprises approximately 3.2% of our business, and our second largest comprises approximately 3.1%.

Our customers include:

J.P. Morgan Chase Executive Dining Room
TGI Friday's
Madison Square Garden
Houlihan's
Boulder Creek Steak Houses
Dallas BBQ
The Old Drover's Inn
Memorial Sloan Kettering Hospital
The Hilton Group
Mickey Mantle's Steak House
Sparks Steak House

We manufacture and private label quality meats for local supermarkets including:

A&P Food Basic Stores
Farmer John's
Key Foods
Associated Food Stores

RISK FACTORS

An investment in our securities is highly speculative, involves a high degree of risk and is suitable only for investors with substantial means who can bear the economic risk of the investment for an indefinite period of time, have no need for liquidity of the investment, and have adequate means of providing for their current needs and contingencies. An investment in the securities should be made only by persons able to bear the risk in the event the investment results in a total loss.

1.) RISK OF LOSS OF INVESTMENT DUE TO HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY.

A majority of the meat packing industry is dominated by four multinational firms. Consolidation and low-cost labor have helped these firms dominate the U.S. industry. Labor cuts by these conglomerates have been due to a decline in unionization and increase in the use of immigrant workers. Potential customers may overlook the Company's products and services because of their inability to institute competitive pricing, availability, and favorable delivery methods as compared to those services provided by the dominant industry players.

2.) RISK OF DEPENDENCE ON KEY PERSONNEL.

The Company is dependent on its present officers and directors, primarily Joseph Maggio, Chairman and CEO. The success of the company is dependent on Mr. Maggio and his management team. Should one or more of these individuals cease to be affiliated with the Company before acceptable replacements are found, there could be a material adverse effect on the Company's business and prospects. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the meat, poultry, and food businesses.

3.) RISK OF LOSS OF AVAILABILITY OF RAW MATERIALS.

The success of the business is contingent on a variety of external factors, such as the availability of healthy livestock at reasonable market prices. The possible introduction of disease into the U.S. national cattle herd, whether unintentionally or as a terrorist act, has been a recent consideration by the Department of Homeland Security (DHS). The U.S. slaughters about 35 million head of cattle per year and is the world's largest beef producing country. Should serious disease occur, no matter how dangerous to human health, the results could be catastrophic to the U.S. economy, as well as a possible cessation of business operations for an undetermined period of time.

4.) RISK OF ENVIRONMENTAL CONDITIONS AND BUSINESS CLIMATE.

We are a small to medium-sized processing facility, and we rely on custom manufacturing for area restaurants and growing niche markets of consumers desiring locally-produced foods for revenue. Customers rely on the consistency in both quantity and quality of the company's products and should that diminish in any way, they could seek products from the competition. Such a loss in sales could affect our revenues and our ability to continue operations.

5.) RISK RELATING to CONTROLLING INTEREST of INSIDERS/RISK of NON-INDEPENDENT BOARD of DIRECTORS

Our Board of Directors is not independent and our Directors and Officers beneficially own approximately 50.55% of our outstanding Common Stock. These insiders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also cause delay or prevent change in control even if it is beneficial to our shareholders.

6.) RISK OF FUTURE DILUTION

There are 56,696,150 shares of our common stock issued and outstanding. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

7.) RISKS OF REDUCED LIQUIDITY OF "PENNY STOCKS."

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share and that is not traded on a national stock exchange, NASDAQ or the NASDAQ National Market System. Now, or sometime in the future, penny stocks could be removed from NASDAQ or the NASDAQ National Market System or the securities may become subject to rules of the Commission that impose additional sales practice requirements on broker-dealers effecting transactions in penny stocks. In most instances, unless the purchaser is either (i) an institutional accredited investor, (ii) the issuer, (iii) a director, officer, general partner or beneficial owner of more than five percent (5 %) of any class of equity security of the issuer of the any stock that is the subject of the transaction, or (iv) an established customer of the broker-dealer, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, on any transaction involving a penny stock, the rules of the Commission require, among other things, the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market and the risks associated with investing in penny stocks. The broker dealer also must disclose the commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, among other requirements, monthly statements must be sent to the purchaser of the penny stock disclosing recent price information for the penny stock held in the purchaser's account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker dealers to sell the securities in any secondary market that may develop.

GOVERNMENT APPROVAL & REGULATION

We have filed Grants of Inspection with the U.S. Department of Agriculture and are approved to operate as an USDA certified meat processing establishment. We currently operate as establishment number "EST. 5099" as indicated inside the USDA mark of inspection displayed on all of our processed meat items and establishment number "EST. P-20622" for our processed poultry items. The USDA considers our business a "Small Plant" operation since we employ a staff of 20-500 personnel.

We adhere to the Hazard Analysis and Critical Control Point (HACCP) system established by the USDA and endorsed by the National Academy of Sciences and the National Advisory Committee on Microbiological Criteria for Foods. The HACCP approach is a system of checks and balances that focuses on identifying and preventing hazards from contaminating food, permits more efficient and effective government oversight on establishments and their compliance of food safety laws on a continuing basis, while placing responsibility on the food manufacturer or distributor for ensuring appropriate food safety.

We comply with the USDA Label Regulations on all packages, containers, and boxes used to transport any meat and/or poultry products; including, but not limited to: Product Name, Product Description, Ingredients, and Nutrition Facts Panel.

Furthermore,  we must comply with the Standard Sanitation Operational Procedures
(SSOP) that we have developed in accordance with the USDA to prevent direct contamination or adulteration of our products. The SSOPs are implemented and maintained on a daily basis and are relevant to the entire establishment and all shifts of operation. The SSOPs are signed and dated by the individual with overall authority on-site or a member of our management team and are verified for adherence by a USDA certified inspector.

We are a federally-recognized establishment, thus, inspections by a USDA certified inspector occur on a daily basis.

We are not subject to inspection by any city or state authority.

RESEARCH & DEVELOPMENT

Prior to the acquisition of MBC Foods, Inc., and in the following fiscal year, minimal funds were expended on research and development activities. Over the next twelve months we anticipate increasing this amount to 2% of gross sales to mature the business and increase revenues by developing our own "house" brand private label burgers, chicken products, turkey burgers, bacon, and other meat products which will encompass our core principals of quality and freshness. We will experiment with various types of packaging and will also test market and introduce other products to our existing and future customer bases, such as Kobe-style beef and other higher end, en vogue type items. No research and development expenses have been borne directly by customers in the last two fiscal years, nor will they be borne directly by customers over the next twelve months.

EMPLOYEES

We currently have twenty-nine (29) paid full-time employees. We assess employee relations to be exceptional. Mr. Maggio, our Chief Executive Officer, and the rest of the management team, devote one hundred percent (100%) of their professional time to running our company.

FURTHER INFORMATION

As of the effective date of this Registration Statement we will be required to file certain reports with the Securities and Exchange Commission including Annual Reports (Form 10-KSB), annual Reports (Form 10-QSB) and Current Reports (Form 8-K). A copy of our annual report will be provided to all shareholders and will include an audited balance sheet as of the end of the last fiscal year and audited income, cash flow and stockholders equity statements for the last two fiscal years.

Our shareholders and the public in general, may read and copy any materials we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers. The address of that site is http://www.sec.gov.


ITEM 2.     DESCRIPTION OF PROPERTY.

We lease our operating facility from the City of New York on a month-to-month basis. The facility consists of 7,000 sq. ft. with two (2) loading docks on each side of the plant and a separate poultry section.


ITEM 3.     LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.


                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are quoted and traded from time to time on the so-called "Pink Sheets," with the trading symbol "DFDR."

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the fiscal year ended March 31, 2005. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  2004:                        HIGH           LOW
First Quarter ended 06/30/04                $    .10      $    .10
Second Quarter ended 09/30/04               $  0.659      $  0.359
Third Quarter ended 12/31/04                $   0.47      $   0.15
Year ended 03/31/05                         $   0.40      $   0.16

We anticipate making an application to the NASD to have our shares quoted on the OTC Bulletin Board after this Form 10-SB Registration Statement is deemed effective by the Securities and Exchange Commission (SEC). Our application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934 and the OTC Bulletin Board Eligibility Rule (NASD Rules 6530 and 6540). Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service.

Secondary trading of our shares may be subject to certain state imposed restrictions.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

From time-to-time we may grant options or warrants, or promise registration rights to certain shareholders. We have no control over the number of shares of our common stock that our shareholders sell. The price of our common stock may be adversely affected if large amounts are sold in a short period of time.

Our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.
Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

As of September 30, 2005, there were  approximately 540 holders of record of our
common  stock.  This  number  does  not  include  an  indeterminate   number  of
shareholders whose shares are held by brokers in street name.

TRANSFER AGENT

We have appointed Signature Stock Transfer, Inc., with offices at 2301 Ohio Drive, Suite 100, Plano, TX 75093, phone number 972-612-4120, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

DIVIDEND POLICY

We don't plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

RECENT SALES OF UNREGISTERED SECURITIES

On May 1, 2004, we issued 31,607,650 restricted shares of common stock to acquire MBC Foods, Inc. The shares were issued to a total of 22 investors of which nine (9) were Accredited Investors pursuant to Rule 501(a)(4) and Rule 501(a)(5) of Regulation D as promulgated under the Securities Act of 1933. The remaining 13 investors were deemed "Sophisticated Investors" due to their significant knowledge and experience with investing. For financial reporting purposes, the transaction was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933 which provides that "Exempted Transactions" are "transactions by an issuer not involving any public offering. Furthermore, Rule 144 defines restricted securities as securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.

On June 3, 2004 we completed a private sale of securities under the provisions of Section 504 of Regulation D. The sale was made to ten (10) individuals who were Accredited Investors pursuant to Rule 501(a) of the Regulation which states that "an accredited investor" shall mean any person who comes within any of the following categories or who the issuer reasonably believes comes within any of the following categories, at the time of the sale of the securities to that person...

         (5) Any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase exceeds $1,000,000;

         (6) any natural person who had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year.

At the time of the sale, the company was not subject to the reporting requirements of Sections 13 or 15(d) of the Exchange act and is not an investment company, a blank check company or a development stage company. A total of 24 million shares of our common stock were sold at a price of $0.00025 per share for a total of $6,000.00.

On June 24, 2004 we issued 600,000 shares of restricted common stock to a consulting firm for investor relations services under the terms of a contract that began on July 1, 2004 and ended on June 30, 2005. The stock was issued in the name of the consulting firm with the entity being deemed an Accredited Investor under Rule 501(a)(8). The stock was issued in reliance on Section 4(2) of the Securities Act of 1933 which provides the securities are exempt from registration in cases of "transactions by an issuer not involving any public offering." The stock was given a value of $0.00025 per share. The services included: a) the development and implementation of our corporate image to present to the financial community; b) assisting and consulting the company with respect to our stockholder relations, relations with brokers, dealers, analysts, and other investment professionals; c) responding to telephone and written inquiries; d) assisting in the dissemination of our press releases, reports, and other communications with or to shareholders, the investment community, and the general public; and e) assisting the company in preparing for press conferences and other forums involving the media, investment professionals, and the general public.

On July 8, 2004 we issued 200,000 shares of restricted common stock in return for an independent research report. We anticipate that this report will be completed by the third quarter of 2005. The stock was issued in the name of the research firm with the entity being deemed an Accredited Investor under Rule 501(a)(8). The stock was issued in reliance on Section 4(2) of the Securities Act of 1933 which provides the securities are exempt from registration in cases of "transactions by an issuer not involving any public offering." The stock was given a value of $0.00025 per share.

On September 30, 2004 we issued 200,000 shares of restricted common stock in exchange for the customer lists from Jack Steiger Sales. The stock was issued to one (1) investor deemed to be a "Sophisticated Investor" due to his significant knowledge and experience with investing in reliance on Section 4(2) of the Securities Act of 1933 which provides the securities are exempt from registration in cases of "transactions by an issuer not involving any public offering." The stock was given a value of $0.39 per share.

As of March 31, 2005, shareholders have advanced the Company $199,700 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Current Shareholder loans.

As of March 31, 2005 we have an outstanding note payable to a shareholder in the amount of $711,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of March 31, 2005 interest on this loan is $11,114. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

On April  14,  2005,  we issued  75,000  shares of  restricted  common  stock in exchange for the settlement of an account payable associated with the introduction made to our invoice factoring company. The stock was issued to one
(1) investor deemed to be a "Sophisticated Investor" due to his significant knowledge and experience with investing in reliance on Section 4(2) of the Securities Act of 1933 which provides the securities are exempt from registration in cases of "transactions by an issuer not involving any public offering." The stock was given a value of $0.17 per share.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We began generating revenues in May 2004 upon acquiring 100% of the issued and outstanding shares of capital stock of MBC Foods, Inc. Prior to May 2004, we had no active operations and had incurred a net loss of approximately $49,603 for the year ended March 31, 2004.

ANALYSIS OF OPERATIONS:  2004 AND 2005 RESULTS

The following is a summary of the audited financial information for the year ended March 31, 2005:

Net Sales:                                                      $  10,039,552
Cost of Sales:                                                      9,302,733
Gross Profit:                                                         736,819
Gross Profit as % of Sales:                                              7.34 %
Operating expenses:
Payroll:                                                         $  1,039,448
Factoring Fee:                                                        268,748
General and Administrative:                                           650,850
Total operating expenses:                                           2,314,808
Loss from Operations:                                               (1,577,989)
Interest expense:                                                      (24,390)
Net loss:                                                        $  (1,518,874)
Loss per Common Share:                                           $        (.03)

SALES

Our revenues from operations for the year ended March 31, 2005 were $10,039,552, and were generated from the sale of our meat products and services.

Our business activities and exposure in the competitive marketplace have favorably evolved, causing our revenues to increase at a rate of 21.45% between the years ended March 31, 2005 and 2004.

By comparing the years ended March 31, 2005 and 2004, we feel that 80% of our revenue growth is attributed to increased purchasing by our existing customer base, which includes those customers obtained through the Steiger Meats customer list acquisition, coupled with our broadening of available product lines to afford existing customers additional item availability. We work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2005 was $9,302,733, generating a gross profit of $736,819 (7.34%).

Our gross profit has decreased by 32.05% between the years ended March 31, 2005 and 2004. Management expects gross profits to increase as revenues increase and the cost of sales decrease. The increase in sales costs can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, as well as on those deliveries made by Diamond Ranch Foods, increased product costs due to various conditions outside the control of the Company, and increased labor wages coupled with the addition of employees as compared to the prior year. We also retired a convertible debenture from 2002 in the one-time amount of $150,000.

We have operated on the same margins with no changes in the types of products sold or services provided from one period to the next. We attribute our growth to new customers and sales accounts and a higher volume of products being sold through these means. The addition to our customer base was achieved by increased sales efforts made by our management team through standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations. These customers have continued their patronage with our company and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products. A portion of these locations became new customers in the second quarter ended September 30, 2004, allowing for growth in our revenues of approximately 34%, compared to the prior year's second quarter revenue. As locations are added, and products ordered by existing clients increase, our revenues increase, with no additional operational expense because additional business is conducted within the same facilities and larger deliveries are being made to existing stops.

We could experience lower gross profits in the short term because many of our customers are quoted locked-in prices which are fixed on a monthly basis, while we sometimes experience a fluctuation in the price of our purchased goods from week-to-week. By honoring the monthly locked-in bids made to our customers, we can suffer the loss from our raw material product cost increase. Management has examined the current bid system and intends to eliminate it within the third quarter ending December 31, 2005 to prevent any further loss incurred by our business from unexpected wholesale market price fluctuations.

Expanding the business will not impact the benefit of being a smaller meat processor and distributor. Increasing our customer base will not categorize our operation as a larger meat processor and distributor. We will be able to give the same advantages and price competitiveness to our clients with the influx of new customers. We intend to control and manage growth as it occurs and to maintain operations as they currently exist. Should growth exponentially increase, will hire more personnel, or seek a larger facility. The revenue increase from new customers would allow for us to pay for this expansion.

GENERAL AND ADMINISTRATIVE

Our Payroll expenses for the year ended March 31, 2005 was $1,039,448 which was an increase of $162,747 over the amount of $876,701 for the year ended March 31, 2004. This increase was mostly attributable to the increased size of our workforce due to increased production. Over the next 12 months we anticipate adding new equipment, and with such addition, we would operate more efficiently causing Payroll expenses to either stay the same or decrease by approximately 5 percent (5%).

Our Factoring expenses for the year ended March 31, 2005 was $268,748 which was a decrease of $66,502 from the amount of $335,250 for the year ended March 31, 2004. This decrease is attributable to the negotiation of better factoring terms. The more favorable factoring terms should continue however over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.

Our Building/Truck expenses for the year ended March 31, 2005 was $165,530 which was an increase of $7,131 over the amount of $158,780 for the year ended March 31, 2004. This increase was mostly attributable to the increase in real estate taxes and higher energy costs. We expect expenses could increase between 4-7% over the next 12 months due to higher fixed costs resulting from increased energy costs, real estate taxes, and other items that are attributable to energy-related increases.

Our Depreciation expense for the year ended March 31, 2005 was $75,640 which was an increase of $7,131 over the amount of $68,509 for the year ended March 31, 2004. This increase is attributable to the acquisition of additional assets. Over the next 12 months we expect to spend approximately $120,000 on additional production equipment for our processing plant.

Our Sales Commission for the year ended March 31, 2005 was $114,592 which was an increase of $108,487 over the amount of $6,105 for the year ended March 31, 2004. This increase is attributable to the sales volume increases from our commissioned sales representatives. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

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

We intend to continue using an invoice factoring company in the short-term and over the next 12 months to fund our accounts receivable under the current factoring terms and conditions as described in the following section, Sales and Collection Procedures. The existing factoring credit lines are sufficient to sustain our current sales plus moderate future growth. We will continue to develop our business history with commercial banks and eventually approach them to factor our receivables on more favorable terms than the factoring company. However, an operating history of two (2) years, at minimum, would be required to establish a more favorable line of credit with a commercial bank, and at that time we would explore such possibility.

We anticipate incurring material research and development costs during the next 12 months which we will pay for by selling our common stock. We anticipate spending approximately 2% of our current gross sales on research and development to further develop the Diamond Ranch Foods brand name, to include new packaging and marketing materials. We also plan to establish a new product line for distribution of pre-cooked poultry and meat items. Such a product line would give current and new customers access to a fully-cooked product for those businesses that do not have the facilities to prepare raw, uncooked materials. Additionally, we do not anticipate the acquisition or sale of material property, plant or equipment during the next 12 months. We acquired the assets and assumed the liabilities of MBC Foods, Inc. estimated at a fair value of $7,902 in May 2004.

In our continued efforts to achieve profitable operations in both the short and long-term, we continuously assess our customer base and will implement procedures, to sell our products at higher margins, adjusted for fluctuating market conditions. By the end of our third quarter ending December 31, 2005, we will have begun quoting multiple-location customers on a cost-plus basis, enabling a profit to be built into our pricing model rather than have locked-in bid prices that cause our sales to be subject to losses should the costs of our raw materials increase during that time period. We are also committed to establishing stronger brand-name recognition of the Diamond Ranch Foods label and being able to sell our quality, branded products more readily, eliminating competitive price-matching of industry-wide branded products, resulting in higher gross profit margins for our business.

SALES AND COLLECTION PROCEDURES

We retained the services of American Crest Capital (ACC) to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. Under the terms of the agreement, we receive 90% of the receivables purchase price up front and 10% would be held in reserves until the receivables are collected. When the receivables are collected, ACC returns the 10%, less ACC's service fee, to the company.

Under the terms of the agreement, ACC will receive a discount for purchasing the accounts receivable.

The discount for the first ten million dollars in annual volume is as follows:

         1.50% if payment of an Accounts Receivable is collected up to 30 days 3.00% if payment of an Accounts Receivable is collected between 31 and
           60 days
         4.50% if payment of an Accounts Receivable is collected between 61 and 90 days

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

If the accounts receivable are not collected by ACC in 90 days it is returned to the company and a 5 percent fee is charged.

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

We expect to become profitable within the next twelve months based on our current growth trend. If sales continue to incline, we may elect to purchase/lease one (1) or more pieces of new equipment depending on inflated product demand. However, no new equipment is necessary to satisfy current operations or anticipated sales order increases within the next twelve months.

We do not anticipate hiring new paid full-time employees within the next twelve months. However, we would consider hiring commission-based salespeople should the opportunity arise.

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

GOING CONCERN OPINION BY COMPANY AUDITOR

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

The Company has incurred a net loss for the years ended March 31, 2005 and 2004 of $1,518,874 and $927,544, respectively, and the Company used cash of $1,415,438 and $1,272,124 in operating activities for the years ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, the Company had a working capital deficit of $1,936,971 and $1,231,686, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2004 and 2005, and have made modifications to our present-day operations accordingly. We feel our attempts to be more efficient have proven viable since our revenues for the year ended March 31, 2005 have exceeded those for the year ended March 31, 2004. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

We intend to expand our business primarily through acquisitions which would require obtaining debt or equity financing as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. Although no terms have been finalized or contracts signed, several investors have showed strong interest in funding our business upon the effectiveness of our Form 10-SB/A by the Securities and Exchange Commission and the accepted application by NASD for our securities to be quoted on the Over-the-Counter Bulletin Board. We anticipate these procedures to be completed in the near future, and upon completion, we anticipate finalizing favorable financing terms for our business to continue as a going concern. We expect to raise capital either through a debt or equity transaction, despite our negative cash flows because the terms of the capital raise would be subject and pursuant to the merit of each acquisition candidate. The acquisitions contemplated are all profitable companies and are engaged in a similar business so economies of scale will also allow our company, as the parent company, to benefit from the elimination of negative cash flow due to the incorporation of the acquisition into our business. Favorable financing terms would consist of a convertible debenture with an interest rate in the range of 6-8%. We would insist on a fixed conversion price converting the debt into common stock at a par with the current market price or at a premium to it.


ITEM 7.     FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended March 31, 2005 and 2004 have been examined to the extent indicated in their reports by Robison, Hill and Co., independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None/Not Applicable.



ITEM 8A.     CONTROLS AND PROCEDURES

Management is responsible for establishing disclosure controls and procedures to ensure adequate internal control over financial reporting. To that extent we have established the following framework in-order-to evaluate the internal control.

Each department head is responsible for meeting with and reporting to the management executive in charge of that department. All financial data in the report presented must have supporting data, such as invoices, receipts for bills paid and copies of payments received. The management executive repeats this process in meetings with the Chief Executive Officer and Chief Financial Officer who, in turn, document the financial reporting data to the auditors.

Based on their evaluation at the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of our company have concluded that we have complied with the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. After applying the procedures outlined herein we find no material weakness in our internal control procedures. As a result we have concluded that our
disclosure   controls  and   procedures  are  effective  in  ensuring  that  the
information disclosed in the reports filed by our company are complete and accurate.

There were no significant changes in our internal control over financial reporting during the reporting period that materially affected, or that is reasonably likely to materially affect, our internal control procedures.


ITEM 8B.     OTHER INFORMATION

None/Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our current directors and executive officers.


          NAME                                  POSITION                AGE

Joseph Maggio            Chairman/CEO/Director                          47

Louis Vucci, Jr.         President/Director                             35

Philip Serlin            Chief Operations Officer/Director              63

William DeMarzo          CFO                                            48

Paul Aloisio             Executive Vice President                       55

Henry Guerra             Director                                       62

John Maggio              Director                                       73

Joseph Maggio, Chairman, Chief Executive Officer, Director

Mr. Joseph Maggio has been our Chairman, CEO, and Director since March 8, 2004. Prior to this date, Mr. Maggio was employed by MBC Foods, Inc. as a purchasing agent, salesman, and manager of plant employees.

Mr. Maggio devotes 100% of his time as our Chairman and Chief Executive Officer.

Louis Vucci, Jr., President, Director

Mr. Louis Vucci, Jr. has been our President and Director since March 8, 2004. Since 1990, Mr. Vucci was President of Vucci Foods, Inc., a meat distribution company, whose operations were integrated into MBC Foods, Inc. in 2003. Mr. Vucci specialized in sales account management and expansion.

Mr. Vucci devotes 100% of his time as our president.

Philip Serlin, Chief Operations Officer, Director

Mr. Philip Serlin has been our Chief Operations Officer and Director since March 8, 2004. Mr. Serlin became the Chief Operations Officer of MBC Foods, Inc. in 1999 after he integrated his company, PHS Ship Supply Corp., a hamburger and chop meat processing company, into the operations of MBC Foods, Inc.

Mr. Serlin devotes 100% of his time as Chief Operations Officer.

William DeMarzo, Chief Financial Officer

Mr. William DeMarzo has been our Chief Financial Officer since March 8, 2004. Prior to this date, Mr. DeMarzo was employed by MBC Foods, Inc. since 1986 where he worked in the capacity of Controller.

Mr. DeMarzo holds a B.B.S. in Finance and an M.B.A. in Marketing and Management.

Mr. DeMarzo devotes 100% of his time as our Chief Financial Officer.

Paul J. Aloisio, Executive Vice President

Mr. Paul  Aloisio has been our  Executive  Vice  President  since March 8, 2004.

Prior to this date, Mr. Aloisio was employed by MBC Foods, Inc. as a Facilities Manager for the last eighteen (18) years in charge of organizing and directing a warehouse staff of approximately 30 people.

Mr. Aloisio devotes 100% of his time as our Executive Vice President.

Henry Guerra, Director

Mr. Henry Guerra has been a Director since March 8, 2004. Prior to this date, Mr. Guerra was employed by MBC Foods, Inc. where he was the first employee of the Company and an integral part in the decision-making activities, while working in all levels of our business.

John Maggio, Director

Mr. John Maggio has been a Director since March 8, 2004. Prior to this date, Mr. Maggio acted as a consultant to MBC Foods, Inc. for the past five years, the Company he founded approximately 34 years ago. Mr. Maggio was responsible for overseeing all corporate activities since inception until 1989.

DIRECTOR COMPENSATION

Three (3) of our directors are also employees, but are not compensated for their duties performed as directors. Our remaining two (2) directors are not compensated for their services.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions at the satisfaction of the Board of Directors.

FAMILY RELATIONSHIPS

The familial relationships existing between the directors and officers are as follows:

1        Joseph Maggio,  Chairman,  CEO, and Director is the son of John Maggio,
         Director.

2 William DeMarzo, Chief Financial Officer is the brother-in-law of Joseph Maggio, Chairman, CEO, and Director and son-in-law of John Maggio, Director.

3 Henry Guerra is the cousin of Joseph Maggio, Chairman, CEO, and Director and the nephew of John Maggio, Director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers has, during the past five years,

1 had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

2 been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

3 been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

4 been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of
Section 16(a) of that Act. However, although not required, certain of such persons do file beneficial ownership reports with the Securities and Exchange Commission.

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2005, the Company believes that all reports were timely filed by such persons.

CODE OF ETHICS

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending March 31, 2006.


ITEM 10.     EXECUTIVE COMPENSATION.

During the fiscal year ended March 31, 2005, none of our executive officers or directors received an annual salary and bonus that exceeded $100,000 for the year ended March 31, 2005. The following table sets forth information as to the compensation paid or accrued to following executive officers and directors for the year ended March 31, 2005:

                                                  SUMMARY COMPENSATION TABLE
                     Annual Compensation                                           Long Term Compensation
Annual Compensation
                                                                     Awards                           Payouts

Name and Principal  Year           Salary      Bonus    Other Annual Restricted     Securities        LTIP       All Other
Position                                                Compen-sationStock Award(s) Underlying        Payouts    Compen-
                                                                                    Options/SARs                 sation

Joseph Maggio       Year ended     $78,000     $0       $0           $0             0                 $0         $0
Chairman/CEO        03/31/05

Louis Vucci, Jr.    Year ended     $52,000     $0       $0           $0             0                 $0         $0
President           03/31/05

Philip Serlin       Year ended     $52,000     $0       $0           $0             0                 $0         $0
COO                 03/31/05

William DeMarzo     Year ended     $78,000     $0       $0           $0             0                 $0         $0
CFO                 03/31/05

Paul Aloisio        Year ended     $41,000     $0       $0           $0             0                 $0         $0
Executive VP        03/31/05

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

None of our executive officers has an employment agreement with us.

STOCK OPTION GRANTS AND EXERCISES

We granted no stock options to any of our officers or directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 3, 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except where otherwise noted.

                      NAME AND                               COMMON SHARES                  PERCENTAGE OF
                     ADDRESS OF                               BENEFICIALLY                     COMMON
                BENEFICIAL OWNER (1)                           OWNED (2)                        STOCK

Joseph Maggio                                                   4,400,000                       7.80%

Louis Vucci, Jr.                                                4,400,000                       7.80%

Philip Serlin                                                   4,400,000                       7.80%

William DeMarzo                                                 3,000,000                       5.32%

Paul Aloisio                                                    3,000,000                       5.32%

Henry Guerra                                                    4,400,000                       7.80%

John Maggio                                                     4,400,000                       7.80%

All Officers and Directors as a group (7 in number)            28,000,000                      49.63%

     (1) Unless otherwise stated, the address of all persons is 555 West Street, New York, NY 10014.

     (2) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder. Pursuant to the rules of the Commission, in calculating percentage ownership, each person is deemed to beneficially own shares subject to options or warrants exercisable within 60 days of the date of this Filing, but shares subject to options or warrants owned by others (even if exercisable within 60 days) are deemed not to be outstanding.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MBC Foods, Inc., founded and incorporated in 1999, employed Joseph Maggio, Chairman, CEO and Director, Louis Vucci, President and Director, Philip Serlin, COO and Director, William DeMarzo, CFO, and Paul Aloisio, Executive Vice President. MBC Foods, Inc. was acquired by Diamond Ranch Foods, Ltd. on May 1, 2004. Pursuant to the acquisition, we issued these officers, and directors John Maggio and Henry Guerra, 28,000,000 common shares out of the total 31,607,650 restricted common shares issued in exchange for their interest in MBC Foods, Inc.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

As of March 31, 2005, shareholders have advanced the Company $199,700. These payments have been recorded in the accompanying financial statements as Current Shareholder loans.

As of March 31, 2005, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $711,000. The note is payable in lump-sum including interest at 5% on September 30, 2009. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.


ITEM 13.     EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B:

3.1      Articles of Incorporation

3.2      Corporate Bylaws

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered for 2005 and 2004:


           Service                          2005                  2004
------------------------------      ------------------     ------------------
Audit Fees                          $     37,250           $    15,000
Audit-Related Fees                             -                     -
Tax Fees                            $        250                     -
                                    ------------------     ------------------
Total                               $     37,500           $    15,000
                                    ==================     ==================


AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in annual reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES. Consist of fees billed for products and services provided by the principal accountant other than Audit Fees, Audit-Related Fees and Tax Fees.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by- case basis.

The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, 0% of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal year ended March, 2005 were attributed to work performed by person other than the principal accountant's full-time employees.

                            DIAMOND RANCH FOODS, LTD.
                             (FORMERLY JERRY'S INC.)
                                      - : -

                              FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004

                                    CONTENTS



Independent Auditor's Report................................................F-1

Financial Statements:

         Balance Sheets
         March 31, 2005 and 2004............................................F-3

         Statements of Operations
         Years Ended March 31, 2005 and 2004................................F-5

         Statements of Stockholders Equity
         Years Ended March 31, 2005 and 2004................................F-6

         Statements of Cash Flows
         Years Ended March 31, 2005 and 2004................................F-7

Notes to Financial Statements
         For the Years Ended March 31, 2005 and 2004........................F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Diamond Ranch Foods, Ltd.
(Formerly MBC Food Corpration)

         We have audited the accompanying balance sheets of Diamond Ranch Foods, Ltd. (Formerly Jerry's Inc.) as of March 31, 2005 and 2004 and the related statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Diamond Ranch Foods, Ltd.(Formerly MBC Food Corpration) management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. (Formerly Jerry's Inc.) as of March 31, 2005 and 2004, and the results of its operations, stockholders' equity and its cash flows for the years ended March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Respectfully submitted,



                                               /s/ ROBISON, HILL & CO.
                                               Certified Public Accountants

Salt Lake City, Utah
July 13, 2005

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS

                                                                                 March 31,           March 31,
ASSETS:                                                                             2005                2004
                                                                             ------------------  ------------------
Current Assets:
     Inventory                                                               $          163,909  $           70,318
     Accounts Receivable - Factored                                                   1,200,176           1,177,692
     Accounts Receivable - Non Factored                                                  81,983              94,721
                                                                             ------------------  ------------------

          Total Current Assets                                                        1,446,068           1,342,731
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      366,313             349,422
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                            21,800              11,800
                                                                             ------------------  ------------------

          Total Other Assets                                                             21,800              11,800
                                                                             ------------------  ------------------

     Total Assets                                                            $        1,834,181  $        1,703,953
                                                                             ==================  ==================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 March 31,           March 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2005                2004
                                                                             ------------------  ------------------
Current Liabilities:
     Bank Overdraft                                                          $          328,788  $          279,905
     Accounts Payable and Accrued Expenses                                            1,257,420           1,024,688
     Interest Payable                                                                         -              19,407
     Factoring Line of Credit                                                         1,146,093           1,080,158
     Exchange Note                                                                      440,000                   -
     Notes Payable                                                                            -              17,500
     Capital Lease Obligation                                                            11,038               2,759
     Convertible Debenture                                                                    -             150,000
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   3,183,339           2,574,417
                                                                             ------------------  ------------------

Non-current Liabilities:
     Capital Lease Obligation                                                            28,186               1,922
     Shareholder Loans                                                                  711,000                   -
     Interest Payable                                                                    11,114                   -
                                                                             ------------------  ------------------
          Total Long Term Liabilities                                                   750,300               1,922
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                     3,933,639           2,576,339
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at March 31, 2005 and 2004                              -                   -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 56,621,150 and 5,928,649 shares issued at
          March 31, 2005 and 2004                                                         5,662                 593
     Additional Paid-In Capital                                                         963,992             876,959
     Related Party Loans                                                                199,700                   -
     Retained Earnings (Deficit)                                                     (3,268,812)         (1,749,938)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (2,099,458)           (872,386)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $        1,834,181  $        1,703,953
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF OPERATIONS

                                                                                           March 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------

Revenues                                                                     $       10,039,552  $        7,885,920
Cost of Goods Sold                                                                    9,302,733           6,801,535
                                                                             ------------------  ------------------
Gross Profit                                                                            736,819           1,084,385


Expenses:
     Payroll                                                                          1,039,448             876,701
     Factoring Fee                                                                      268,748             335,250
     Rent Expense                                                                       165,530             158,780
     Depreciation and Amortization                                                       75,640              68,509
     General and Administrative                                                         650,850             606,742
     Sales Commission                                                                   114,592               6,105
                                                                             ------------------  ------------------

      Total Expenses                                                                  2,314,808           2,052,087
                                                                             ------------------  ------------------

Other Income (Expense)

   Write Down of Customer Lists                                                         (78,000)                  -
   Grant                                                                                      -              50,000
   Interest Expense                                                                     (24,390)             (9,842)
   Gain on sale of Subsidiary                                                           161,505                   -
                                                                             ------------------  ------------------

     Net Loss                                                                $       (1,518,874) $         (927,544)
                                                                             ==================  ==================

Basic & Diluted Income (Loss) Per Share
                                                                             $           (0.03)  $           (0.16)
                                                                             ==================  ==================
Weighted Average Shares Outstanding
                                                                                     49,595,944           5,928,649
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Additional  Related
                                                        Preferred Stock         Common Stock      Paid-in     Party      Retained
                                                        Shares    Amount      Shares     Amount   Capital     Loans      Earnings
                                                      --------- ---------  ----------- --------- ----------  -------- ------------
Balance at April 1, 2002                                      - $       -            - $       - $        -  $      - $          -

Issued stock in exchange for asset and expenses               -         -    5,928,649       593    221,823         -            -
Capital Contributions                                         -         -            -         -    144,597         -            -
Net Loss                                                      -         -            -         -          -         -     (822,394)
                                                      --------- ---------  ----------- --------- ----------  -------- ------------

Balance, March 31, 2003                                       -         -    5,928,649       593    366,420         -     (822,394)

Capital Contributions                                         -         -            -         -    510,539         -            -
Net Loss                                                      -         -            -         -          -         -     (927,544)
                                                      --------- ---------  ----------- --------- ----------  -------- ------------

Balance, March 31, 2004                                       -         -    5,928,649       593    876,959         -   (1,749,938)

Shares issued in exchange for the acquisition of
   MBC Foods recorded as a reverse merger                                   25,692,501     2,569      5,333         -            -
Sale of Stock Under Reg. D                                    -         -   24,000,000     2,400      3,600         -            -
Stock Issued for Services                                     -         -      800,000        80        120         -            -
Stock Issued for Customer Lists                               -         -      200,000        20     77,980         -            -
Related Party Loans                                           -         -            -         -          -   199,700            -

Net Loss                                                      -         -            -         -          -         -   (1,518,874)
                                                      --------- ---------  ----------- --------- ----------  -------- ------------

Balance, March 31, 2005                                       - $       -   56,621,150 $   5,662 $  963,992  $199,700 $ (3,268,812)
                                                      ========= =========  =========== ========= ==========  ======== ============

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS

                                                                                       For the year ended
                                                                                            March 31,
                                                                                     2005               2004
                                                                              ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $       (1,518,874)$         (927,544)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                             75,640             68,509
Gain on Sale of a Subsidiary                                                            (161,505)                 -
Write down of Customer Lists                                                              78,000                  -
(Increase) Decrease in Inventory                                                         (93,591)           (35,307)
(Increase) Decrease in Accounts Receivable                                                (9,746)          (975,383)
(Increase) Decrease in Deposits                                                          (10,000)                 -
Stock Issued in Exchange for Services                                                        200                  -
(Decrease) Increase in Accounts Payable and Accrued Expenses                             232,731            587,760
(Decrease) Increase in Interest Payable                                                   (8,293)             9,841
                                                                              ------------------ ------------------
      Net Cash Provided by Operating Activities                                       (1,415,438)        (1,272,124)
                                                                              ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                    (92,531)                 -
Proceeds from Sale of Subsidiary                                                         169,408                  -
                                                                              ------------------ ------------------
      Net Cash Used in Investing Activities                                               76,877                  -
                                                                              ------------------ ------------------

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                       For the year ended
                                                                                           March 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                         $           (5,926) $           (2,200)
Borrowing on Capital Lease Obligation                                                    40,469                   -
Borrowing on Notes Payable                                                                    -              17,500
Payment on Convertible Debenture                                                       (150,000)                  -
Factoring Payable                                                                       505,935             892,152
Shareholder Loans                                                                       910,700                   -
Payments on Notes Payable                                                               (17,500)                  -
Stock Issued in Exchange for Cash                                                         6,000                   -
Contribution of Capital from Stockholders                                                     -             510,539
Bank Overdraft                                                                           48,883            (145,867)
                                                                             ------------------  ------------------
      Net Cash Used in Financing Activities                                           1,338,561           1,272,124
                                                                             ------------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                          -                   -
Cash and Cash Equivalents at Beginning of Period                                              -                   -
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                   $                -  $                -
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                   $           19,408  $            9,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement                                  $            7,902  $                -
Stock issued for services                                                    $              200  $                -
Stock issued for customer lists                                              $           78,000  $                -













   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

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

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was accounted for as a reverse merger, with MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

         For financial reporting purposes, MBC Foods, Inc. was considered the new reporting entity.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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
                         =================                                  ===================  ==================

         As of March 31, 2004, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Leasehold
Improvements             $         269,906    Strait Line       10 Years    $            43,290  $          226,616
Office Equipment                   205,077    Strait Line      3-5 Years                 82,271             122,806
                         -----------------                                  -------------------
                         $         474,983                                  $           125,561  $          349,422
                         =================                                  ===================  ==================

Total depreciation expense for the year ended March 31, 2005 and 2004 was $75,640 and $68,509.

Earnings per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are $400,000 shares of outstanding common stock equivalents at March 31, 2004 which would be anti-dilutive and are not considered in the calculation and no dilutive outstanding common stock equivalents as of March 31, 2005.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

NOTE 3 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,270,000 be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                           2005                2004
                                    ------------------  ------------------
Net Operating Losses                         1,112,152             595,312
Depreciation                                    12,282               7,265
Valuation Allowance                         (1,124,434)           (602,577)
                                    ------------------  ------------------
                                                     -                   -
                                    ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:



                                                2005             2004
                                            ---------------  ---------------
Provision (Benefit) at US Statutory Rate           (516,840)        (307,952)
Depreciation                                         (5,017)          (7,265)
Increase (Decrease) in Valuation Allowance          521,857          315,217
                                            ---------------  ---------------
                                                          -                -
                                            ===============  ===============

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - OPERATING LEASE COMMITMENTS

         The Companies operating facility is a New York City owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

         Total lease expense for the year ended March 31, 2005 and 2004 was $82,310 and $81,864.

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
                        ==================

NOTE 6 - NOTES PAYABLE

Notes Payable

         As of March 31, 2004 the Company had an outstanding short term note in the amount of $17,500 as shown on the accompanying balance sheet. This note is due on May 7, 2004 and carries a 0% interest rate. As of March 31, 2005 there was no outstanding balance on this note.

Exchange Note

         As of March 31, 2005 the Company had an outstanding short term loan with American Crest Capital in the amount of $440,000 and is shown on the accompanying balance sheet under Exchange Note in the current liability section. This note is due on demand and carries a 0% interest rate.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

Factoring Line of Credit

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

         These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2004 and 2005 the company had factored receivables in the amount of $1,200,176 and $1,177,692 respectively and factored payables of as of March 31, 2004 and 2005 are $1,080,158 and $1,146,093.
Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of March 31, 2005, shareholders have advanced the Company $199,700 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans.

         As of March 31, 2005 the Company has an outstanding note payable to a shareholder in the amount of $711,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of March 31, 2005 interest on this loan is $11,114. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

NOTE 8 - MERGER

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was - accounted for as a reverse merger, with MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. Which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

         For financial reporting purposes, MBC Foods, Inc. was considered the new reporting entity.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

NOTE 9 - STOCK TRANSACTIONS

         On June 3, 2004, the Company issued 24,000,000 shares of common stock from a private sale of securities under the provisions of Section 504 of Regulation D for cash at $0.00025 per share. The sale was made to ten (10) individuals who were Accredited Investors pursuant to Rule 501(a) of the Regulation

         On June 24, 2004 The Company issued 600,000 shares of common stock for $0.00025 per share in return for investor relation services, valued at the price of services rendered.

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 11 - SALE OF SUBSIDIARY

         On May 24, 2004 the Company disposed of its subsidiary, MBC Foods, Inc. in exchange for retirement of convertable debt in the amount of $150,000 and Interest of $19,407. On the date of the disposal the subsidiary had no assets, liabilities or operations. The Companies carrying value of the subsidiary corporation was $7,902. This sale of MBC Foods resulted in a gain on sale in the amount of $161,505 that has been accounted for in the accompanying Statement of Operations.

NOTE 12 - SUBSEQUENT EVENTS

         On April 14, 2005 the Company issued 75,000 shares of restricted common stock in exchange for the settlement of an accounts payable. These shares of stock were valued at $0.17 per share.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   DIAMOND RANCH FOODS, LTD.
                                                         (Registrant)


Date:  February 3, 2006           By: /s/ Joseph Maggio
                                          --------------------------------------
                                          Joseph Maggio, Chairman, CEO, Director


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2006     /s/ Joseph Maggio
                           Joseph Maggio, Chairman, CEO, and Director

Date: February 3, 2006     /s/ Louis Vucci, Jr.
                           Louis Vucci, Jr., President and Director

Date: February 3, 2006     /s/ Philip Serlin
                           Philip Serlin, Chief Operations Officer and Director

Date: February 3, 2006     /s/ William DeMarzo
                           William DeMarzo, Chief Financial Officer