Form 10QSB/A
period 2005-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2006-02-06
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2005, there were 56,696,150 shares of the Issuer's common stock, par value $0.0001, issued.

Transitional Small Business Disclosure Format (check one).   Yes      ;  No   X
                                                                 ----       ----

                                Explanatory Note


We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC") in connection with its review of our Registration Statement on Form 10SB12G/A (File No.000-51206).

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 19, 2005, the filing date of our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

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
                                        ==================  ==================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                  (Unaudited)
                                                                                   June 30,           March 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2005                2005
                                                                             ------------------  ------------------
Current Liabilities:
     Bank Overdraft                                                          $          314,022  $          328,788
     Accounts Payable and Accrued Expenses                                            1,317,813           1,257,420
     Factoring Line of Credit                                                         1,392,659           1,146,093
     Exchange Note                                                                      365,000             440,000
     Capital Lease Obligation                                                            37,020              11,038
                                                                             ------------------  ------------------

          Total Current Liabilities                                                   3,426,514           3,183,339
                                                                             ------------------  ------------------

Non-current Liabilities:
     Capital Lease Obligation                                                                 -              28,186
     Shareholder Loans                                                                  886,000             711,000
     Interest Payable                                                                    21,500              11,114
                                                                             ------------------  ------------------
          Total Long Term Liabilities                                                   907,500             750,300
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                     4,334,014           3,933,639
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at March 31, 2005 and 2004                              -                   -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 56,696,150 and 56,621,150 shares issued at
          June 30, 2005 and March 31, 2005                                                5,669               5,662
     Additional Paid-In Capital                                                         976,734             963,992
     Related Party Loans                                                                298,700             199,700
     Retained Earnings (Deficit)                                                     (3,446,931)         (3,268,812)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (2,165,828)         (2,099,458)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $        2,168,186  $        1,834,181
                                                                             ==================  ==================






                             See accompanying notes

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












                             See accompanying notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the three months ended
                                                                                              June 30,
                                                                                      2005               2004
                                                                                ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $        (178,120)$         (308,380)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                              21,901             17,127
Stock Issued in Exchange for cancellation of debt                                          12,750
Stock Issued in exchange for services                                                           -                600
(Increase) Decrease in Inventory                                                          (50,147)             9,003
(Increase) Decrease in Accounts Receivable                                               (300,191)           141,678
(Decrease) Increase in Accounts Payable and Accrued Expenses                               60,393           (263,921)
(Decrease) Increase in Interest Payable                                                    10,386            (19,407)
                                                                                ----------------- ------------------
      Net Cash Provided by Operating Activities                                          (423,028)          (423,300)
                                                                                ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                      (5,568)                 -
                                                                                ----------------- ------------------
      Net Cash Used in Investing Activities                                                (5,568)                 -
                                                                                ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                       (2,204)              (632)
Payment on Convertible Debenture                                                                -           (150,000)
Factoring Payable                                                                         171,566            199,782
Shareholder Loans                                                                         274,000            110,000
Stock Issued in exchange for cash                                                               -              6,000
Additional Paid in Capital                                                                      -            145,458
Bank Overdraft                                                                            (14,766)           112,692
                                                                                ----------------- ------------------
      Net Cash Used in Financing Activities                                               428,596            423,300
                                                                                ----------------- ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                            -                  -
Cash and Cash Equivalents at Beginning of Period                                                -                  -
                                                                                ----------------- ------------------
Cash and Cash Equivalents at End of Period                                      $               - $                -
                                                                                ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                      $               - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued in exchange for cancellation of debt                               $          12,750 $              600
Stock issued in asset acquisition agreement                                     $               - $           25,950


                             See accompanying notes

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

                                                                         2005                2004
                                                                  ------------------  ------------------
Net Operating Losses                                                       1,112,152             595,312
Depreciation                                                                  12,282               7,265
Valuation Allowance                                                       (1,124,434)           (602,577)
                                                                  ------------------  ------------------
                                                                                   -                   -
                                                                  ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                                         2005                2004
                                                                  ------------------  ------------------
Provision (Benefit) at US Statutory Rate                                    (516,840)           (307,952)
Depreciation                                                                  (5,017)             (7,265)
Increase (Decrease) in Valuation Allowance                                   521,857             315,217
                                                                  ------------------  ------------------
                                                                                   -                   -
                                                                  ==================  ==================

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of June 30, 2005 and March 31, 2005, shareholders have advanced the Company $298,700 and $199,700 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans..

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

Our Factoring expenses for the three months ended June 30, 2005 was $75348 which was an increase of $2,426 from the amount of $72,922 for the three months ended June 30, 2004. This increase is attributable to the increased amount of factored receivables. Over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.


Our Rent expenses for the three months ended June 30, 2005 was $51,443 which was an increase of $13,002 over the amount of $38,441 for the three months ended June 30, 2004. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.


Our Depreciation expense for the three months ended June 30, 2005 was $21,901 which was an increase of $4,774 over the amount of $17,127 for the three months ended June 30, 2004. This increase is attributable to the acquisition of additional assets. Over the next 12 months we expect to spend approximately $120,000 on additional production equipment for our processing plant.

Our Sales Commission for the three months ended June 30, 2005 was $75,258 which was an increase of $75,258 over the amount for the three months ended June 30, 2004. This increase is attributable to the use of our sales force to increase the number or orders and sales. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES


         As of September 30, 2005, the Company has a working capital deficit of approximately $1,630,108. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include searching for and acquiring existing like minded businesses as well as continually evaluating and introducing new product lines in the future and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

         The Company has met its capital requirements through the sale of its Common Stock, Notes Payable, Factoring of Receivables and Related Party Loans.


For the Three-Months ended March 31, 2005; the Company's cash used in operating activities totaled $423,028, cash used by investing activities was $5,568, and cash provided by financing activities was $428,596.


For the Three-Months ended March 31, 2004; the Company's cash used in operating activities totaled $423,300 and cash provided by financing activities was $423,300.


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


                            Diamond Ranch Foods, Ltd.
                                  (Registrant)






DATE:     February 3, 2006            By:    /s/ Joseph Maggio
       ----------------------------       --------------------------------------

Joseph Maggio, Chairman, CEO, and Director



DATE:     February 3, 2006            By:    /s/ Louis Vucci, Jr.
       ----------------------------       --------------------------------------

Louis Vucci, Jr., President and Director



DATE:     February 3, 2006            By:    /s/ Philip Serlin
       ----------------------------       --------------------------------------

Philip Serlin, COO and Director



DATE:     February 3, 2006            By:    /s/ William DeMarzo
       ----------------------------       --------------------------------------

William DeMarzo, Chief Financial Officer