Form 10QSB
period 2005-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2006-02-06
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of September 30, 2005, there were 56,696,150 shares of the Issuer's common stock, par value $0.0001, issued.

Transitional Small Business Disclosure Format (check one). Yes []; No [X]

 ITEM 1.     FINANCIAL STATEMENTS

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS


                                              (Unaudited)
                                             September 30,        March 31,
ASSETS:                                          2005               2005
                                           ------------------  ----------------
Current Assets:
     Inventory                                     $ 181,025         $ 163,909
     Accounts Receivable - Factored                1,556,940         1,200,176
     Accounts Receivable - Non Factored              134,973            81,983
                                           ------------------  ----------------

          Total Current Assets                     1,872,938         1,446,068
                                           ------------------  ----------------

Fixed Assets - Net                                   328,079           366,313
                                           ------------------  ----------------

Other Assets:
     Deposits                                         21,800            21,800
                                           ------------------  ----------------

          Total Other Assets                          21,800            21,800
                                           ------------------  ----------------

     Total Assets                                $ 2,222,817       $ 1,834,181
                                           ==================  ================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                          (Unaudited)
                                                                                           September 30,      March 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                            2005               2005
                                                                                         ---------------    ---------------
Current Liabilities:
     Bank Overdraft                                                                           $ 332,808          $ 328,788
     Accounts Payable and Accrued Expenses                                                    1,284,315          1,257,420
     Factoring Line of Credit                                                                 1,431,137          1,146,093
     Exchange Note                                                                              315,000            440,000
     Capital Lease Obligation                                                                    11,038             11,038
                                                                                         ---------------    ---------------

          Total Current Liabilities                                                           3,374,298          3,183,339
                                                                                         ---------------    ---------------

Non-current Liabilities:
     Capital Lease Obligation                                                                    23,779             28,186
     Shareholder Loans                                                                          936,000            711,000
     Interest Payable                                                                            29,183             11,114
                                                                                         ---------------    ---------------
          Total Long Term Liabilities                                                           988,962            750,300
                                                                                         ---------------    ---------------

TOTAL LIABILITIES                                                                             4,363,260          3,933,639
                                                                                         ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at September 30, 2005 and March 31, 2005                        -                  -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 56,696,150 and 56,621,150 shares issued at
          September 30, 2005 and March 31, 2005                                                   5,669              5,662
     Additional Paid-In Capital                                                                 976,734            963,992
     Related Party Loans                                                                        445,200            199,700
     Retained Earnings (Deficit)                                                             (3,568,046)        (3,268,812)
                                                                                         ---------------    ---------------

          Total Stockholders' Equity                                                         (2,140,443)        (2,099,458)
                                                                                         ---------------    ---------------

          Total Liabilities and Stockholders' Equity                                        $ 2,222,817         $1,834,181
                                                                                         ===============    ===============






                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended               For the Six Months Ended
                                                          September 30,                           September 30,
                                                    2005                2004                2005                2004
                                               ----------------    ----------------    ----------------    ----------------

Revenues                                           $ 3,228,745         $ 2,404,679         $ 6,787,101         $ 4,782,275
Cost of Goods Sold                                   2,701,388           1,969,583           5,762,620           4,144,160
                                               ----------------    ----------------    ----------------    ----------------
Gross Profit                                           527,357             435,096           1,024,481             638,115


Expenses:
     Payroll                                           265,540             253,806             549,965             479,247
     Factoring Fee                                      86,492              51,683             161,840             124,605
     Rent Expense                                       45,144              53,347              96,587              91,788
     Depreciation and Amortization                      21,901              17,155              43,802              34,282
     General and Administrative                        133,496             144,087             285,351             299,375
     Sales Commission                                   83,226              21,808             158,484              23,988
                                               ----------------    ----------------    ----------------    ----------------

      Total Expenses                                   635,799             541,886           1,296,029           1,053,285
                                               ----------------    ----------------    ----------------    ----------------

Other Income (Expense)
   Grant                                                     -                   -                   -                   -
   Interest Expense                                    (12,672)             (3,540)            (27,686)             (3,540)
                                               ----------------    ----------------    ----------------    ----------------

     Net Loss                                       $ (121,114)         $ (110,330)         $ (299,234)         $ (418,710)
                                               ================    ================    ================    ================

Basic & Diluted Income (Loss) Per Share                $ (0.00)            $ (0.00)            $ (0.01)            $ (0.01)
                                               ================    ================    ================    ================
Weighted Average Shares Outstanding               $ 56,691,617        $ 40,936,373        $ 56,691,617        $ 40,936,373
                                               ================    ================    ================    ================






                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the six months ended
                                                                                      September 30,
                                                                                 2005                2004
                                                                            ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $ (299,234)         $ (418,710)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                       43,802              34,282
Stock Issued in Exchange for cancellation of debt                                   12,750                   -
Stock Issued in exchange for services                                                    -                 200
(Increase) Decrease in Inventory                                                   (17,116)           (122,637)
(Increase) Decrease in Accounts Receivable                                        (409,755)            (64,977)
(Decrease) Increase in Accounts Payable and Accrued Expenses                        26,895            (140,097)
(Decrease) Increase in Interest Payable                                             18,069               1,257
                                                                            ---------------     ---------------
      Net Cash Provided by Operating Activities                                   (624,589)           (710,682)
                                                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                               (5,568)               (622)
                                                                            ---------------     ---------------
      Net Cash Used in Investing Activities                                         (5,568)               (622)
                                                                            ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                (4,407)             (1,300)
Borrowing on Notes Payable                                                               -             255,000
Factoring Payable                                                                  160,044             278,464
Shareholder Loans                                                                  470,500             112,500
Payments on Notes Payable                                                                -             (17,500)
Stock Issued in exchange for cash                                                        -               6,000
Bank Overdraft                                                                       4,020              78,140
                                                                            ---------------     ---------------
      Net Cash Used in Financing Activities                                        630,157             711,304
                                                                            ---------------     ---------------

Net (Decrease) Increase in Cash and Cash Equivalents                                     -                   -
Cash and Cash Equivalents at Beginning of Period                                         -                   -
                                                                            ---------------     ---------------
Cash and Cash Equivalents at End of Period                                             $ -                 $ -
                                                                            ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                             $ -                 $ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchange for cancellation of debt                                 $ 12,750           $ 169,407
Stock issued in asset acquisition agreement                                            $ -            $ 25,950
Stock issued in exchange for services                                                  $ -               $ 200





                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2005, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
 Leasehold Improvements  $269,906             Strait Line       10 Years    $70,280              $199,626
 Office Equipment        297,608              Strait Line      3-5 Years    130,921              166,687
                         ------------------                                 --------------------
                                                                                                 -------------------
                         $567,514                                           $201,201             $366,313
                         ==================                                 ==================== ===================

         As of September 30, 2005, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
 Leasehold Improvements  $269,906             Strait Line       10 Years    $83,775
                                                                                                 $186,131
 Office Equipment        303,176              Strait Line      3-5 Years    161,228              141,948
                         ------------------                                 --------------------
                                                                                                 -------------------
                         $573,082                                           $245,003             $328,079
                         ==================                                 ==================== ===================

Total depreciation expense for the year ended March 31, 2005 and the six months ended September 30, 2005 was $75,640 and $43,802.

Earnings per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

         There are 400,000 shares of outstanding common stock equivalents at September 30, 2004 which would be anti-dilutive and are not considered in the calculation and no dilutive outstanding common stock equivalents as of September 30, 2005.

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

NOTE 3 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,270,000 which will be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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
                                 ==================  ==================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                         2005          2004
                                                   ------------  ---------------
      Provision (Benefit) at US Statutory Rate     (516,840)     (307,952)
      Depreciation                                 (5,017)       (7,265)
      Increase (Decrease) in Valuation Allowance   521,857       315,217
                                                   ------------  ---------------
                                                   -             -
                                                   ============  ===============

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

         Total lease expense for six months ended September 30, 2005 and 2004 was $41,032 and $40,932.

NOTE 5 - CAPITAL LEASE COMMITMENTS

         The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

                                      Year               Lease Payment
                               -------------------    --------------------
                               2005                   $ 11,038
                               2006                      9,959
                               2007                     10,881
                               2008                      7,346
                               2009                          -
                                                      --------------------
                               Total                  $ 39,224
                                                      ====================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)


NOTE 6 - NOTES PAYABLE

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

Full recourse at 5% implemented if an accounts receivable is not collected in 90 days.

         These factoring lines of credit have been treated as a secured financing arrangement. As of September 30, 2005 and March 31, 2005 the company had factored receivables in the amount of $1,556,940 and $1,200,176 respectively. The factoring line of credit as of September 30, 2005 and March 31, 2005 was $1,431,137 and $1,146,093. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of September 30, 2005 and March 31, 2005, shareholders have advanced the Company $445,200 and $199,700 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans..

         As of September 30, 2005 and March 31, 2005 the Company has an outstanding note payable to a shareholder in the amount of $936,000 and $711,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of September 30, 2005 and March 31, 2005 interest on this loan is $29,182 and $11,114. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

SALES

Our revenues from operations for the three months and six months ended September 30, 2005 were $3,228,745, and $6,787,101 respectively were generated from the sale of our meat products and services.

Our business activities and exposure in the competitive marketplace have favorably evolved, causing our revenues to increase at a rate of 34.25% between the three months ended September 30, 2005 and 2004 and 41.92% between the six months ended September 30, 2005 and 2004.

By comparing the three months ended September 30, 2005 and 2004, we feel that 80% of our revenue growth is attributed to increased purchasing by our existing customer base, which includes those customers obtained through the Steiger Meats customer list acquisition, coupled with our broadening of available product lines to afford existing customers additional item availability. We work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months and six months ended September 30, 2005 were $2,701,388 and $5,762,620, generating a gross profit of $527,357 (16.33%)
and $1,024,481 (15.09%).

Our gross profit decreased from 18.09% to 16.33% between the three months ended September 30, 2005 and 2004 and increased from 13.34% to 15.09% between the six months ended September 30, 2005 and 2004. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to various conditions outside the control of the Company.

For the quarter ended September 30, 2005, we have operated on the same margins with no changes in the types of products sold or services provided as compared to those in fiscal year ended March 31, 2005. We attribute our continuous growth to new customers and sales accounts and a higher volume of products being sold through these means. Any additions to our customer base are achieved by increased sales efforts made by our management team through standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended September 30, 2005 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products. A portion of these locations became new customers in the second quarter ended September 30, 2004, allowing for growth in our revenues of approximately 34%, compared to the prior year's second quarter revenue. As locations are added, and products ordered by existing clients increase, our revenues increase, with no additional operational expense because additional business is conducted within the same facilities and larger deliveries are being made to existing stops.

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

EXPENSES

Our Payroll expenses for the three months ended September 30, 2005 was $265,540, which was an increase of $11,734 over the amount of $253,806 for the three months ended September 30, 2004. For the six months ending September 30, 2005, payroll expenses were $549,965, which was an increase of $70,718 over the amount of $479,247 for the six months ended September 30, 2004. This increase was mostly attributable to the increase size of our workforce due to increase production. Over the next 12 months we anticipate adding new equipment, and with such addition, we would operate more efficiently causing Payroll expenses to either stay the same or decrease by approximately 5 percent (5%).

Our Factoring expenses for the three and six months ended September 30, 2005 was $86,492 and 161,840 which was an increase of $34,809 and 37,235 from the amount of $51,683 and $124,605 for the three and six months ended September 30, 2004. This increase is attributable to the increased amount of factored receivables. Over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.

Our Rent expenses for the three months and six months ended September 30, 2005 was $45,144 and $96,587 respectively, which was a decrease of $8,203 and an increase of $4,799 over the same periods in 2004. This decrease and increase was mostly attributable to rent in connection with the rental of equipment and trucks.

Our Depreciation expense for the three months ended June 30, 2005 was $21,901 which was an increase of $4,774 over the amount of $17,127 for the three months ended June 30, 2004. This increase is attributable to the acquisition of additional assets. Over the next 12 months we expect to spend approximately $120,000 on additional production equipment for our processing plant.

Our Sales Commission for the three months and six months ended September 30, 2005 was $83,226 and $158,484 respectively, which was an increase of $61,418 and $134,496 over the amounts for the three months and six months ended September 30, 2004. This increase is attributable to the use of our sales force to increase the number or orders and sales. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company has a working capital deficit of approximately $1,501,360. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans include acquiring existing businesses in our industry, evaluating and introducing new product lines and obtaining financing to provide working capital. We are actively pursuing alternative although no firm commitments have been obtained. In the interim, shareholders have committed to meeting our operating expenses. Although management believes these efforts will be successful, there is no assurance any of these efforts will succeed.

The Company has been meeting its capital requirements through the sale of its Common Stock, Notes Payable, Factoring of Receivables and Related Party Loans.

For the Six-Months ended September 30, 2005; the Company's cash used in operating activities totaled $624,589, cash used by investing activities was $5,568, and cash provided by financing activities was $630,157.

For the Six-Months ended September 30, 2004; the Company's cash used in operating activities totaled $710,882, cash used by investing activities was $622, and cash provided by financing activities was $711,504.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On April 14, 2005, the Company issued 75,000 shares of restricted common stock in exchange for the settlement of an accounts payable. These shares of stock were valued at $0.17 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ended September 30, 2005.

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


                            Diamond Ranch Foods, Ltd.
                                  (Registrant)





DATE:     February 3, 2006                    By:    /s/ Joseph
       ----------------------------               --------------
Maggio
Joseph Maggio, Chairman, CEO, and Director


DATE:     February 3, 2006                    By:    /s/ Louis Vucci,
       ----------------------------               --------------------
Jr. Louis
Vucci, Jr., President and Director


DATE:     February 3, 2006                    By:    /s/ Philip
       ----------------------------               --------------
Serlin
Philip Serlin, COO and Director


DATE:     February 3, 2006                    By:    /s/ William
       ----------------------------               ---------------
DeMarzo
William DeMarzo, Chief Financial Officer