Form 10QSB
period 2005-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2006-02-22
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 31, 2005, there were 56,696,150 shares of the Issuer's common stock, par value $0.0001, issued.

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

 ITEM 1.     FINANCIAL STATEMENTS


                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS

                                                                           (Unaudited)
                                                                          December 31,            March 31,
ASSETS:                                                                       2005                  2005
                                                                        ------------------     ----------------
Current Assets:
     Inventory                                                          $         196,025      $       163,909
     Accounts Receivable - Factored                                             1,564,001            1,200,176
     Accounts Receivable - Non Factored, net of
       allowance for doubtful accounts of $12,813 for
       December 31, 2005 and March 31, 2005                                       136,742               81,983
                                                                        ------------------     ----------------

          Total Current Assets                                                  1,896,768            1,446,068
                                                                        ------------------     ----------------

Fixed Assets - Net                                                                331,151              366,313
                                                                        ------------------     ----------------

Other Assets:
     Deposits                                                                      11,800               21,800
                                                                        ------------------     ----------------

          Total Other Assets                                                       11,800               21,800
                                                                        ------------------     ----------------

     Total Assets                                                       $       2,239,719      $      1,834,181
                                                                        ==================     ================

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                  (Unaudited)
                                                                                  December 31,      March 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2005              2005
                                                                                --------------    -------------
Current Liabilities:
     Bank Overdraft                                                             $     265,411     $    328,788
     Accounts Payable and Accrued Expenses                                          1,481,555        1,257,420
     Factoring Line of Credit                                                       1,485,151        1,146,093
     Exchange Note                                                                    265,000          440,000
     Capital Lease Obligation                                                          11,038           11,038
                                                                                --------------    -------------

          Total Current Liabilities                                                 3,508,155        3,183,339
                                                                                --------------    -------------

Non-current Liabilities:
     Capital Lease Obligation                                                          21,575           28,186
     Shareholder Loans                                                                971,000          711,000
     Interest Payable                                                                  46,051           11,114
                                                                                --------------    -------------
          Total Long Term Liabilities                                               1,038,626          750,300
                                                                                --------------    -------------

TOTAL LIABILITIES                                                                   4,546,781        3,933,639
                                                                                --------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at September 30, 2005 and March 31, 2005              -                -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 56,696,150 and 56,621,150 shares issued at
          September 30, 2005 and March 31, 2005                                         5,669            5,662
     Additional Paid-In Capital                                                       976,735          963,992
     Related Party Loans                                                              450,100          199,700
     Retained Earnings (Deficit)                                                   (3,739,566)      (3,268,812)
                                                                                --------------    -------------

          Total Stockholders' Equity                                               (2,307,062)      (2,099,458)
                                                                                --------------    -------------

          Total Liabilities and Stockholders' Equity                            $   2,239,719     $  1,834,181
                                                                                ==============    =============






                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended           For the Nine Months Ended
                                                     December 31,                         December 31,
                                                2005              2004               2005              2004
                                           ---------------   ---------------    ---------------   ---------------
Revenues                                   $    3,196,333    $    2,940,268     $    9,983,434    $    7,722,543
Cost of Goods Sold                              2,674,809         2,621,819          8,437,429         6,765,979
                                           ---------------   ---------------    ---------------   ---------------
Gross Profit                                      521,524           318,449          1,546,005           956,564


Expenses:
     Payroll                                      243,124           290,667            793,089           769,914
     Factoring Fee                                 82,065            82,709            243,905           207,314
     Rent Expense                                  43,355            35,221            139,942           127,009
     Depreciation and Amortization                 23,063            18,061             66,865            52,343
     General and Administrative                   184,567           181,121            469,917           480,496
     Sales Commission                              90,411            38,168            248,895            62,156
                                           ---------------   ---------------    ---------------   ---------------

      Total Expenses                              665,422           645,947          1,962,614         1,699,232
                                           ---------------   ---------------    ---------------   ---------------

Other Income (Expense)
   Gain on Sale of subsidiary                           -                 -                  -           161,505
   Writedown of customer list                           -           (78,000)                 -           (78,000)
   Interest Expense                               (27,622)           (7,552)           (54,146)          (11,092)
                                           ---------------   ---------------    ---------------   ---------------

     Net Loss                              $     (171,520)   $     (413,050)    $     (470,754)   $     (670,255)
                                           ===============   ===============    ===============   ===============

Basic & Diluted Income (Loss) Per Share    $        (0.00)   $        (0.01)    $        (0.01)   $        (0.01)
                                           ===============   ===============    ===============   ===============
Weighted Average Shares Outstanding        $   56,691,617    $   50,101,442     $   56,691,617    $   50,101,442
                                           ===============   ===============    ===============   ===============






                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the nine months ended
                                                                             December 31,
                                                                        2005              2004
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $    (470,754)    $    (670,255)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                              66,865            52,343
Gain on Sale of Subsidiary                                                      -          (161,505)
Write down of Customers List                                                    -            78,000
Stock Issued in Exchange for cancellation of debt                          12,750                 -
Stock Issued in exchange for services                                           -               200
(Increase) Decrease in Inventory                                          (32,116)          (46,909)
(Increase) Decrease in Accounts Receivable                               (418,584)         (379,143)
(Increase) Decrease in Cash Deposits                                       10,000            (3,280)
(Decrease) Increase in Accounts Payable and Accrued Expenses              224,135          (156,374)
(Decrease) Increase in Interest Payable                                    34,937             4,576
                                                                    --------------    --------------
      Net Cash Provided by Operating Activities                          (572,767)       (1,282,347)
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                     (31,703)          (13,862)
Proceeds from Sale of Subsidiary                                                -           169,408
                                                                    --------------    --------------
      Net Cash Used in Investing Activities                               (31,703)          155,546
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                       (6,611)           (1,301)
Payments on Exchange Notes                                                                        -
Payments on Convertible Debentures                                              -          (150,000)
Borrowing on Notes Payable                                                      -           360,000
Factoring Payable                                                         164,058           573,304
Shareholder Loans                                                         510,400           150,300
Payments on Notes Payable                                                       -           (17,500)
Stock Issued in exchange for cash                                               -             6,000
Bank Overdraft                                                            (63,377)          205,998
                                                                    --------------    --------------
      Net Cash Used in Financing Activities                               604,470         1,126,801
                                                                    --------------    --------------

Net (Decrease) Increase in Cash and Cash Equivalents                            -                 -
Cash and Cash Equivalents at Beginning of Period                                -                 -
                                                                    --------------    --------------
Cash and Cash Equivalents at End of Period                          $           -     $           -
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                          $           -     $      11,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchange for cancellation of debt                   $      12,750     $           -
Stock issued in asset acquisition agreement                         $           -     $       7,902
Stock issued in exchange for services                               $           -     $         200
Stock issued for customer lists                                     $           -     $      78,000




                             See Accompanying Notes

                            DIAMOND RANCH FOODS, LTD
                             (Formerly Jerry's Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of December 31, 2005 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2005, depreciation is computed as follows:

                                                                                  Accumulated
                                   Cost           Method            Life          Depreciation             Net
                             ---------------------------------- -------------- -------------------  ------------------
Leasehold Improvements       $         269,906  Strait Line       10 Years     $            70,280    $          199,626
Production Equipment                   267,255  Strait Line       5-7 Years                116,739               150,516
Office Equipment                        30,353  Strait Line       3-5 Years                 14,182                16,171
                             -----------------                                 -------------------    ------------------
                             $         567,514                                 $           201,201    $          366,313
                             =================                                 ===================    ==================

         As of December 31, 2005, depreciation is computed as follows:

                                                                                  Accumulated
                                  Cost             Method           Life         Depreciation              Net
                             ----------------  ---------------- ------------- --------------------   -------------------
Leasehold Improvements       $        269,906     Strait Lin      10 Years    $             90,523   $          179,383
Production Equipment                  298,958     Strait Line     5-7 Years                158,536              140,422
Office Equipment                       30,353     Strait Line     3-5 Years                 19,007               11,346
                             ----------------                                 --------------------   ------------------
                             $        599,217                                 $            268,066   $          331,151
                             ================                                 ====================   ==================

Total depreciation expense for the year ended March 31, 2005 and the nine months ended December 31, 2005 was $75,640 and $66,865.

Earnings per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There were no dilutive outstanding common stock equivalents as of December 31, 2005.

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

Inventory

         Inventory consists of finished meat products and packaging, and is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value.

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

NOTE 3 - OTHER ASSETS

                  As of December 31, 2005 and March 31, 2005, other assets consisted of the following:

                               December 31,           March 31,
                                   2005                 2005
                            -------------------  -------------------
Security Deposits           $            11,800  $            11,800
Fixed Asset Deposits                          -               10,000
                            -------------------  -------------------
                            $           11,800  $            21,800

NOTE 4 - INCOME TAXES

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

                                      2005                2004
                                ------------------  ------------------
      Net Operating Losses               1,112,152             595,312
      Depreciation                          12,282               7,265
      Valuation Allowance               (1,124,434)          (602,577)
                                ------------------  ------------------
                                                 -                   -
                                ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                   2005              2004
                                             ----------------  -----------------
Provision (Benefit) at US Statutory Rate            (516,840)         (307,952)
Depreciation                                          (5,017)           (7,265)
Increase (Decrease) in Valuation Allowance           521,857           315,217
                                             ----------------  -----------------
                                                           -                 -
                                             ================  =================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - OPERATING LEASE COMMITMENTS

         The Companies operating facility is a New York City owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

         Total lease expense for nine months ended December 31, 2005 and 2004 was $61,498 and $61,398.

NOTE 6 - CAPITAL LEASE COMMITMENTS

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
                                       ====================

NOTE 7 - NOTES PAYABLE

Exchange Note

         As of March 31, 2005 and December 31, 2005 the Company had an outstanding short term loan with American Crest Capital in the amount of $440,000 and $265,000 as is shown on the accompanying balance sheet under Exchange Note in the current liability section. This note is due on demand and carries a 0% interest rate. This rate is in consideration of the volume of borrowing under the factoring line of credit and seasonal fluctuations.

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

         These factoring lines of credit have been treated as a secured financing arrangement. As of December 31, 2005 and March 31, 2005 the company had factored receivables in the amount of $1,564,001 and $1,200,176 respectively. The factoring line of credit as of December 31, 2005 and March 31, 2005 was $1,485,151 and $1,146,093. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 - RELATED PARTY TRANSACTIONS

         As of December 31, 2005 and March 31, 2005, shareholders have advanced the Company $450,100 and $199,700 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans.

         As of December 31, 2005 and March 31, 2005 the Company has an outstanding note payable to a shareholder in the amount of $961,000 and $711,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of December 31, 2005 and March 31, 2005 interest on this loan is $45,761 and $11,114. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

NOTE 9 - MERGER

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                      May 1, 2004
                                                 ----------------------
Assets:                                          $                    -
                                                 ======================

Liabilities:                                     $                    -

Equity:
     Common Stock                                                 2,569
     Paid-In Capital                                              5,333
     Retained Deficit                                                 -
                                                 ----------------------
          Total Stockholders Equity                                   -
                                                 ----------------------

          Total Liabilities and Equity           $                    -
                                                 ======================

         The aggregate purchase price was 25,692,501 common shares.

NOTE 10 - STOCK TRANSACTIONS

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

NOTE 11 - SALE OF SUBSIDIARY

         On May 24, 2004 the Company disposed of its subsidiary, MBC Foods, Inc. to a non-related party in exchange for retirement of convertable debt in the amount of $150,000 and Interest of $19,407. On the date of the disposal the subsidiary had no assets, liabilities or operations. The Companies carrying value of the subsidiary corporation was $7,902. This sale of MBC Foods resulted in a gain on sale in the amount of $161,505 that has been accounted for in the accompanying Statement of Operations.

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

SALES

Our revenues from operations for the three months and nine months ended December 31, 2005 were $3,196,333 and $9,983,434 respectively were generated from the sale of our meat products and services.

Our business activities and exposure in the competitive marketplace have favorably evolved, causing our revenues to increase at a rate of 8.70% between the three months ended December 31, 2005 and 2004 and 29.28% between the nine months ended December 31, 2005 and 2004.

By comparing the three months ended December 31, 2005 and 2004, we feel that 80% of our revenue growth is attributed to increased purchasing by our existing customer base, which includes those customers obtained through the Steiger Meats customer list acquisition, coupled with our broadening of available product lines to afford existing customers additional item availability. We work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months and nine months ended December 31, 2005 were $2,674,809 and $8,437,429, generating a gross profit of $521,524 (16.32%)
and $1,546,005 (15.49%).

Our gross profit increased from 10.83% to 16.32% between the three months ended December 31, 2005 and 2004 and increased from 12.39% to 15.49% between the nine months ended December 31, 2005 and 2004. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to various conditions outside the control of the Company.

For the quarter ended December 31, 2005, we have operated on the same margins with no changes in the types of products sold or services provided as compared to those in fiscal year ended March 31, 2005. We attribute our continuous growth to new customers and sales accounts and a higher volume of products being sold through these means. Any additions to our customer base are achieved by increased sales efforts made by our management team through standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended December 31, 2005 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products. A portion of these locations became new customers in the second quarter ended September 30, 2004, allowing for growth in our revenues of approximately 34%, compared to the prior year's second quarter revenue. As locations are added, and products ordered by existing clients increase, our revenues increase, with no additional operational expense because additional business is conducted within the same facilities and larger deliveries are being made to existing stops.

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

EXPENSES

Our Payroll expenses for the three months ended December 31, 2005 was $243,124, which was an decrease of $47,543 over the amount of $290,667 for the three months ended December 31, 2004. This decrease is attributable to the payment of sales commissions rather than salaries as renumeration for our sales force. For the nine months ending December 31, 2005, payroll expenses were $793,089, which was an increase of $23,175 over the amount of $769,914 for the nine months ended December 31, 2004. This increase was mostly attributable to the increase size of our workforce due to increase production. Over the next 12 months we anticipate adding new equipment, and with such addition, we would operate more efficiently causing Payroll expenses to either stay the same or decrease by approximately 5 percent (5%).

Our Factoring expenses for the three and nine months ended December 31, 2005 was $82,065 and 243,905 which was a decrease of $644 and an increase of $36,591 from the amount of $82,709 and $207,314 for the three and nine months ended December 31, 2004. This increase is attributable to the increased amount of factored receivables from the earlier months of 2004. The small decrease is due to the more significant amount of factored receivables in the December 2004 quarter. Over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.

Our Rent expenses for the three months and nine months ended December 31, 2005 was $43,355 and $139,942 respectively, which was an increase of $8,134 and $12,933 over the same periods in 2004. This increase was mostly attributable to rent in connection with the rental of equipment and trucks.

Our Depreciation expense for the three months ended December 31, 2005 was $23,063 which was an increase of $5,002 over the amount of $18,061 for the three months ended December 31, 2004. This increase is attributable to the acquisition of additional assets. Over the next 12 months we expect to spend approximately $120,000 on additional production equipment for our processing plant.

Our Sales Commission for the three months and nine months ended December 31, 2005 was $90,411 and $248,895 respectively, which was an increase of $52,243 and $186,739 over the amounts for the three months and nine months ended December
31, 2004. This increase is attributable to the use of our sales force to increase the number of orders and sales. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company has a working capital deficit of approximately $1,605,252. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans include acquiring existing businesses in our industry, evaluating and introducing new product lines and obtaining financing to provide working capital. We are actively pursuing alternatives although no firm commitments have been obtained. In the interim, shareholders have committed to meeting our operating expenses. Although management believes these efforts will be successful, there is no assurance any of these efforts will succeed.

The Company has been meeting its capital requirements through the sale of its Common Stock, Notes Payable, Factoring of Receivables and Related Party Loans.

For the Nine-Months ended December 31, 2005; the Company's cash used in operating activities totaled $572,767, cash used by investing activities was $31,703, and cash provided by financing activities was $604,470.

For the Nine-Months ended December 31, 2004; the Company's cash used in operating activities totaled $1,282,347, cash provided by investing activities was $155,546, and cash provided by financing activities was $1,126,801.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our current methods, which include borrowing and factoring. We are unable to satisfy our cash requirements, material commitments, and applicable filing fees anticipated under our obligations of the Exchange Act. We will need to raise additional funds in the next twelve months for operating expenses, which total approximately $2,660,000. For our company to continue as a fully-reporting entity, we estimate our annual accounting and filing fees to be $35,000, and our legal fees to be $15,000, which will also be satisfied by existing operations. Management is committed to supplement any cash shortfall, or relinquish their salaries, or a portion thereof, if cash flow from operations does not cover our cash requirements.

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

In our continued efforts to achieve profitable operations in both the short and long-term, we continuously assess our customer base and will implement procedures, to sell our products at higher margins, adjusted for fluctuating market conditions. By the end of our third quarter ending June 30, 2006, we will have begun quoting multiple-location customers on a cost-plus basis, enabling a profit to be built into our pricing model rather than have locked-in bid prices that cause our sales to be subject to losses should the costs of our raw materials increase during that time period. We are also committed to establishing stronger brand-name recognition of the Diamond Ranch Foods label and being able to sell our quality, branded products more readily, eliminating competitive price-matching of industry-wide branded products, resulting in higher gross profit margins for our business.

SALES AND COLLECTION PROCEDURES

We retained the services of American Crest Capital (ACC) to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. Under the terms of the agreement, we receive 94% of the receivables purchase price up front and 6% would be held in reserves until the receivables are collected. When the receivables are collected, ACC returns the 6%, less ACC's service fee, to the company.

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

None for the quarterly reporting period ended December 31, 2005.

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


                            Diamond Ranch Foods, Ltd.
                                  (Registrant)





DATE: February 21, 2006          By: /s/ Joseph Maggio
      -----------------              --------------------
                                     Joseph Maggio, Chairman, CEO, and Director


DATE: February 21, 2006          By: /s/ Louis Vucci, Jr. Louis
      -----------------              -----------------------------
                                     Louis Vucci, Jr., President and Director


DATE: February 21, 2006          By: /s/ Philip Serlin
      -----------------              --------------------
                                     Philip Serlin, COO and Director


DATE: February 21, 2006          By: /s/ William DeMarzo
      -----------------              -------------------
                                     William DeMarzo, Chief Financial Officer