Form 10KSB
period 2006-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2006-08-15
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         For the fiscal year ended                  March 31, 2006
                                                    ------------------

         Commission file number                     000-51206
                                                    -----------------



                            DIAMOND RANCH FOODS, LTD.
              (Exact Name of Small Business Issuer in its charter)


                       NEVADA                          20-1389815
--------------------------------------------------------------------------------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)       Identification No.)


                       555 WEST STREET, NEW YORK, NY 10014
                    (Address of principal executive officers)


Issuer's telephone number:  (212) 807-7600
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes [    ]            No [ X ]


         Issuer's revenues for its most recent fiscal year:          $12,815,011

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         As of July 31, 2006, there were 58,846,150 shares of the Issuer's common stock, par value $0.0001, issued.


         Documents Incorporated By Reference:              NONE

         Transitional Small Business Disclosure Format:  Yes [   ]      No [ X ]

                                TABLE OF CONTENTS


Item Number and Caption
Page


PART I

Item 1.     Description of Business............................................3

Item 2.     Description of Property............................................8

Item 3.     Legal Proceedings..................................................9

Item 4.     Submission of Matters to a Vote of Security Holders................9


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........9

Item 6.     Management's Discussion and Analysis or Plan of Operations........11

Item 7.     Financial Statements..............................................17

Item 8.     Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure........................................17

Item 8A.    Controls and Procedures...........................................17

Item 8B.    Other Information.................................................17


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........18

Item 10.    Executive Compensation............................................20

Item 11.    Security Ownership of Certain Beneficial Owners and Management....21

Item 12.    Certain Relationships and Related Transactions....................22

Item 13.    Exhibits and Reports on Form 8-K..................................22

Item 14.    Principal Accountant Fees and Services............................22

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

Products

We offer the following products, which we can prepare either fresh, frozen, or vacuum-packed:

All-American Hamburger:
-----------------------
We offer a proprietary-formulated hamburger called the All American Hamburger. Sizes range from 2 oz. to 12 oz. and come in round, oval, or square, as well as custom shapes.

McLeod Brand:
-------------
Our 4oz. McLeod's Beef Burgers, Chicken Patties and Turkey Patties are packaged for the retail customer and can be used for grilling purposes.

Hebrew National(R) Line
-----------------------
Quality hot dogs
Seasoned pastramis
Corned Beef

Fresh Meats
-----------
Beef, including steaks,  roasts and ribs
Poultry
Pork
Veal Cutlets
Lamb
Gourmet cheeses, Oils and other food items

Variety Meats
-------------
Frog
Quail, Rabbit
Wild game (venison, boar, duck and more)

Custom Cuts and Butchering
--------------------------

Our butchers can process any meats as either traditional cuts or custom orders according to customer specifications. We specialize in timely delivery and service of such custom products, which can include steaks, chops and other meats, with selections from fresh or frozen packaging.

Private Labeling
----------------

Our designers can custom design any type of package to fit our clients' and their products' needs. We are able to produce small or large quantities of our customers' products so as not to alienate potential customers by the size of their business.

Distribution
------------

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

Equipment
---------

We lease or own a variety of meat processing equipment, including, but not limited to:

Band Saws
Hamburger Formation Machines
Grinders
Overwrap Machines
Stainless Steel Tables
Digital Scales
Pallet Jacks
Platform Scales

All of the refrigeration equipment, a combination of approximately 10 compressor units contained within the premises, is owned by the Company.

Safety
------

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

Our customers include:

TGI Friday's
Madison Square Garden
Houlihan's
The Hilton Group
Mickey Mantle's Steak House
Sparks Steak House

We manufacture and private label quality meats for local supermarkets including:

Western Beef Supermarkets
Key Foods

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

6.) RISK OF FUTURE DILUTION

There are 58,846,150 shares of our common stock issued and outstanding as of July 31, 2006. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

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

RESEARCH & DEVELOPMENT

Prior to the acquisition of MBC Foods, Inc., and in the following fiscal year, minimal funds were expended on research and development activities. Over the next twelve months we anticipate increasing this to mature the business and increase revenues by developing our own "house" brand private label burgers, chicken products, turkey burgers, bacon, and other meat products which will encompass our core principals of quality and freshness. We will experiment with various types of packaging and will also test market and introduce other products to our existing and future customer bases, such as Kobe-style beef and other higher end, en vogue type items. No research and development expenses have been borne directly by customers in the last two fiscal years, nor will they be borne directly by customers over the next twelve months.

EMPLOYEES

We currently have twenty (20) paid full-time employees. We assess employee relations to be exceptional. Mr. Maggio, our Chief Executive Officer, and the rest of the management team, devote one hundred percent (100%) of their professional time to running our company.

FURTHER INFORMATION

As of the effective date of this Registration Statement we will be required to file certain reports with the Securities and Exchange Commission including Annual Reports (Form 10-KSB), Quarterly Reports (Form 10-QSB) and Current Reports (Form 8-K). A copy of our annual report will be provided to all shareholders and will include an audited balance sheet as of the end of the last fiscal year and audited income, cash flow and stockholders equity statements for the last two fiscal years.

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

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the fiscal year ended March 31, 2006. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  2005:                        HIGH           LOW
First Quarter ended 06/30/05                $   0.22      $    .09
Second Quarter ended 09/30/05               $   0.13      $    .08
Third Quarter ended 12/31/05                $   0.25      $  0.063
Year ended 03/31/06                         $   0.23      $   0.08

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

As of July 31,  2006,  there  were  approximately  540  holders of record of our
common  stock.  This  number  does  not  include  an  indeterminate   number  of
shareholders whose shares are held by brokers in street name.

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

On March 28, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services. These shares were valued at $0.14 per share.

On April 17, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange $165,000. These shares of stock were valued at $0.165 per share.

On April 17, 2006 the Company issued 150,000 shares of restricted common stock in exchange $20,000. These shares of stock were valued at $0.133 per share.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We began generating revenues in May 2004 upon acquiring 100% of the issued and outstanding shares of capital stock of MBC Foods, Inc. Prior to May 2004, we had no active operations and had incurred a net loss of approximately $49,603 for the year ended March 31, 2004.

ANALYSIS OF OPERATIONS:  2005 AND 2006 RESULTS

The following is a summary of the audited financial information for the year ended March 31, 2006:

Net Sales:                                      $  12,815,011
Cost of Sales:                                     10,899,404
Gross Profit:                                       1,915,607
Gross Profit as % of Sales:                             14.95  %
Operating expenses:
Payroll:                                        $     947,869
Factoring Fee:                                        316,998
General and Administrative:                         1,190,232
Total operating expenses:                           2,455,099
Loss from Operations:                                (539,492 )
Interest expense:                                     (57,962 )
Net loss:                                       $    (597,454 )
Loss per Common Share:                          $        (.01 )

SALES

Our revenues from operations for the year ended March 31, 2006 were $12,815,011 generated from the sale of our meat products and services.

Our business activities and exposure in the competitive marketplace have favorably evolved, causing our revenues to increase at a rate of 27.65% between the years ended March 31, 2006 and 2005.

By comparing the years ended March 31, 2006 and 2005, we feel that 80% of our revenue growth is attributed to increased purchasing by our existing customer base, which includes those customers obtained through the Steiger Meats customer list acquisition, coupled with our broadening of available product lines to afford existing customers additional item availability. We work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2006 was $10,899,404, generating a gross profit of $1,915,607 (14.95%).

Our gross profit has increased by 160% between the years ended March 31, 2006 and 2005. Management expects gross profits to increase as revenues increase and the cost of sales decrease. The increase in sales costs can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, as well as on those deliveries made by Diamond Ranch Foods, increased product costs due to various conditions outside the control of the Company, and increased labor wages coupled with the addition of employees as compared to the prior year.

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

GENERAL AND ADMINISTRATIVE

Our Payroll expenses for the year ended March 31, 2006 was $947,869, which was a decrease of $91,579 over the amount of $1,039,448 for the year ended March 31, 2005. This decrease is attributable to the payment of sales commissions rather than salaries as remuneration for our sales force.

Our Factoring expense for the year ended March 31, 2006 was $316,998, which was an increase of $48,250 from the amount of $268,748 for the year ended March 31, 2005. This increase is attributable to the increased amount of factored receivables. Over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.

Our rent expense for the year ended March 31, 2006 was $161,994, which was a decrease of $3,536 over the year ended March 31, 2005. This decrease was mostly attributable to reduced rental expense for trucks and equipment.

Our Depreciation expense for the year ended March 31, 2006 was $89,347 which was an increase of $13,707 over the amount of $75,640 for the year ended March 31, 2005. This increase is attributable to the acquisition of additional assets.

Our Sales Commission for the year ended March 31, 2006 was $292,468, which was an increase of $114,592 over the amount for the year ended March 31, 2005. This increase is attributable to the sales volume increases from our commissioned sales representatives. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our current methods, which include borrowing and factoring. We are able to satisfy our cash requirements, material commitments, and applicable filing fees anticipated under our obligations of the Exchange Act. We need to raise additional funds in the next twelve months for operating expenses, which total approximately $2,660,000. For our company to continue as a fully-reporting entity, we estimate our annual accounting and filing fees to be $45,000, and our legal fees to be $15,000, which will also be satisfied by existing operations. Management is committed to supplement any cash shortfall, or relinquish their salaries, or a portion thereof, if cash flow from operations does not cover our cash requirements.

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

We anticipate incurring material research and development costs during the next 12 months which we will pay for by selling our common stock. We anticipate spending on research and development to further develop the Diamond Ranch Foods brand name, to include new packaging and marketing materials. We also plan to establish a new product line for distribution of pre-cooked poultry and meat items. Such a product line would give current and new customers access to a fully-cooked product for those businesses that do not have the facilities to prepare raw, uncooked materials. Additionally, we do not anticipate the acquisition or sale of material property, plant or equipment during the next 12 months. We acquired the assets and assumed the liabilities of MBC Foods, Inc. estimated at a fair value of $7,902 in May 2004.

In our continued efforts to achieve profitable operations in both the short and long-term, we continuously assess our customer base and will implement procedures, to sell our products at higher margins, adjusted for fluctuating market conditions. As of the end of our third quarter (December 31, 2005), we began quoting multiple-location customers on a cost-plus basis, enabling a profit to be built into our pricing model rather than have locked-in bid prices that cause our sales to be subject to losses should the costs of our raw materials increase. We are also committed to establishing stronger brand-name recognition of the Diamond Ranch Foods label and being able to sell our quality, branded products more readily, eliminating competitive price-matching of industry-wide branded products, resulting in higher gross profit margins for our business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company has a working capital deficit of approximately $2,022,679. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans include acquiring existing businesses in our industry, evaluating and introducing new product lines, and obtaining financing to provide working capital. We are actively pursuing alternative, although no firm commitments have been obtained. In the interim, shareholders have committed to meeting our operating expenses. Although management believes these efforts will be successful, there is no assurance any of these efforts will succeed.

The Company has been meeting its capital requirements through the sale of its Common Stock, Notes Payable, Factoring of Receivables, and Related Party Loans.

For the twelve months ended March 31, 2006, the Company's cash used in operating activities totaled $580,040. Cash used in investing activities was $57,644, and cash provided by financing activities was $637,684.

Effective April 1, 2006, the commencement of the Company's 2007 fiscal year, Diamond Ranch Foods implemented a major reorganization of the business operations by outsourcing it's manufacturing to third parties. The Company continues to special cut and portion control other products.

The company eliminated the lower margin sales to wholesalers. This resulted in a short-term decrease in overall gross sales but has allowed the company to broaden and expand our product lines and bring in higher profit margin sales.

The company has also consolidated its sales and marketing force and implemented a commission-based sales force tied to performance. The company plans to augment its current growth by identifying strategic regional acquisition targets with strong local and regional brand recognition.


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

The Company has incurred a net loss for the years ended March 31, 2006 and 2005 of $597.454 and $1,518,874, respectively, and the Company used cash of $580,040 and $1,415,438 in operating activities for the years ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, the Company had a working capital deficit of $2,022,679 and $1,936,971, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2006 and 2005, and have made modifications to our present-day operations accordingly. We feel our attempts to be more efficient have proven viable since our revenues for the year ended March 31, 2006 have exceeded those for the year ended March 31, 2005. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

We intend to expand our business primarily through acquisitions, which would require obtaining debt or equity financing as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. Although no terms have been finalized or contracts signed, several investors have showed strong interest in funding our business upon the effectiveness of our Form 10-SB/A by the Securities and Exchange Commission and the accepted application by NASD for our securities to be quoted on the Over-the-Counter Bulletin Board. We anticipate these procedures to be completed in the near future, and upon completion, we anticipate finalizing favorable financing terms for our business to continue as a going concern. We expect to raise capital either through a debt or equity transaction, despite our negative cash flows because the terms of the capital raise would be subject and pursuant to the merit of each acquisition candidate. The acquisitions contemplated are all profitable companies and are engaged in a similar business so economies of scale will also allow our company, as the parent company, to benefit from the elimination of negative cash flow due to the incorporation of the acquisition into our business. Favorable financing terms would consist of a convertible debenture with an interest rate in the range of 6-8%. We would insist on a fixed conversion price converting the debt into common stock at a par with the current market price or at a premium to it.


ITEM 7.     FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended March 31, 2006 and 2005 have been examined to the extent indicated in their reports by Robison, Hill and Co., independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.


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


ITEM 8B.     OTHER INFORMATION

None/Not Applicable.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our current directors and executive officers.

    NAME                         POSITION                             AGE
Joseph Maggio            Chairman/CEO/Director                         48
Louis Vucci, Jr.         President/Director                            37
Philip Serlin            Chief Operations Officer/Director             64
William DeMarzo          CFO                                           49
Paul Aloisio             Executive Vice President                      56
Henry Guerra             Director                                      63
John Maggio              Director                                      75

Joseph Maggio, Chairman, Chief Executive Officer, Director
----------------------------------------------------------

Mr. Joseph Maggio has been our Chairman, CEO, and Director since March 8, 2004. Prior to this date, Mr. Maggio was employed by MBC Foods, Inc. as a purchasing agent, salesman, and manager of plant employees.

Mr. Maggio devotes 100% of his time as our Chairman and Chief Executive Officer.

Louis Vucci, Jr., President, Director
-------------------------------------

Mr. Louis Vucci, Jr. has been our President and Director since March 8, 2004. Since 1990, Mr. Vucci was President of Vucci Foods, Inc., a meat distribution company, whose operations were integrated into MBC Foods, Inc. in 2003. Mr. Vucci specialized in sales account management and expansion.

Mr. Vucci devotes 100% of his time as our president.

Philip Serlin, Chief Operations Officer, Director
-------------------------------------------------

Mr. Philip Serlin has been our Chief Operations Officer and Director since March 8, 2004. Mr. Serlin became the Chief Operations Officer of MBC Foods, Inc. in 1999 after he integrated his company, PHS Ship Supply Corp., a hamburger and chop meat processing company, into the operations of MBC Foods, Inc.

Mr. Serlin devotes 100% of his time as Chief Operations Officer.

William DeMarzo, Chief Financial Officer
----------------------------------------

Mr. William DeMarzo has been our Chief Financial Officer since March 8, 2004. Prior to this date, Mr. DeMarzo was employed by MBC Foods, Inc. since 1986 where he worked in the capacity of Controller.

Mr. DeMarzo holds a B.B.S. in Finance and an M.B.A. in Marketing and Management.

Mr. DeMarzo devotes 100% of his time as our Chief Financial Officer.

Paul J. Aloisio, Executive Vice President
-----------------------------------------

Mr. Paul Aloisio has been our Executive Vice President since March 8, 2004. Prior to this date, Mr. Aloisio was employed by MBC Foods, Inc. as a Facilities Manager for the last eighteen (18) years in charge of organizing and directing a warehouse staff of approximately 30 people.

Mr. Aloisio devotes 100% of his time as our Executive Vice President.

Henry Guerra, Director
----------------------

Mr. Henry Guerra has been a Director since March 8, 2004. Prior to this date, Mr. Guerra was employed by MBC Foods, Inc. where he was the first employee of the Company and an integral part in the decision-making activities, while working in all levels of our business.

John Maggio, Director
---------------------

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2006, the Company believes that all reports were timely filed by such persons.

CODE OF ETHICS

The Company has not yet adopted a code of ethics applicable to it chief executive officer and chief financial officer, but expects to do so during the fiscal year ending March 31, 2007.


ITEM 10.     EXECUTIVE COMPENSATION.

During the fiscal year ended March 31, 2006, none of our executive officers or directors received an annual salary and bonus that exceeded $100,000 for the year ended March 31, 2006. The following table sets forth information as to the compensation paid or accrued to following executive officers and directors for the year ended March 31, 2006:

                                                  SUMMARY COMPENSATION TABLE
                     Annual Compensation                                           Long Term Compensation
Annual Compensation
                                                                     Awards                           Payouts



Name and Principal  Year           Salary      Bonus    Other Annual Restricted     Securities        LTIP       All Other
Position                                                Compen-sationStock Award(s) Underlying        Payouts    Compen-
                                                                                    Options/SARs                 sation
Joseph Maggio       Year ended     $65,622     $0       $0           $0             0                 $0         $0
Chairman/CEO        03/31/06

Louis Vucci, Jr.    Year ended     $0          $0       $0           $0             0                 $0         $0
President           03/31/06
Philip Serlin       Year ended     $0          $0       $0           $0             0                 $0         $0
COO                 03/31/06
William DeMarzo     Year ended     $63,025     $0       $0           $0             0                 $0         $0
CFO                 03/31/06
Paul Aloisio        Year ended     $46,209     $0       $0           $0             0                 $0         $0
Executive VP        03/31/06

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

As of March 31, 2006, shareholders have advanced the Company $492,100 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Current Shareholder loans.

As of March 31, 2006, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $971,000. The note is payable in lump-sum including interest at 5% on September 30, 2009. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

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

3.2      Corporate Bylaws

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered during 2006 and 2005:

           Service                          2006                       2005
------------------------------      ------------------        ------------------
Audit Fees                          $           51,090        $           15,000
Audit-Related Fees                                   -                         -
Tax Fees                            $              250                         -
                                    ------------------        ------------------
Total                               $           51,340        $           15,000
                                    ==================        ==================


AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules. To the Company's knowledge, 0% of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal year ended March, 2006 were attributed to work performed by person other than the principal accountant's full-time employees.

                            DIAMOND RANCH FOODS, LTD.
                                      - : -

                              FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005

                                    CONTENTS



Independent Auditor's Report   ................................................3

Financial Statements:

     Balance Sheets - March 31, 2006 and 2005   ...............................4

     Statements of Operations - Years Ended March 31, 2006 and 2005............5

     Statements of Stockholders Equity - Years Ended March 31, 2006 and 2005 ..6

     Statements of Cash Flows - Years Ended March 31, 2006 and 2005............7

Notes to Financial Statements - For the Years Ended March 31, 2006 and 2005 ...8

-------------------------------------------------------------------------------

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA
                                                    Stephen M. Halley, CPA

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Diamond Ranch Foods, Ltd.

         We have audited the accompanying balance sheets of Diamond Ranch Foods, Ltd. as of March 31, 2006 and 2005 and the related statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2006 and 2005, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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






                                                     /s/ Robison, Hill & Co.
                                                     Certified Public Accountant
Salt Lake City, Utah
August 9, 2006

                            DIAMOND RANCH FOODS, INC
                                 BALANCE SHEETS

                                                                                       March 31,
ASSETS:                                                                         2006              2005
                                                                          ------------------------------------
Current Assets:
     Inventory                                                                    $ 169,827         $ 163,909
     Prepaid Expenses                                                               140,000                 -
     Accounts Receivable - Factored                                               1,226,684         1,200,176
     Accounts Receivable - Non Factored (Net of Bad Debt)                           427,710            81,983
                                                                          ------------------------------------

          Total Current Assets                                                    1,964,221         1,446,068
                                                                          ------------------------------------

Fixed Assets - Net                                                                  308,669           366,313
                                                                          ------------------------------------

Other Assets:

     Cash Exchange                                                                    6,500                 -
     Deposits                                                                        11,800            21,800
                                                                          ------------------------------------

          Total Other Assets                                                         18,300            21,800
                                                                          ------------------------------------

     Total Assets                                                               $ 2,291,190       $ 1,834,181
                                                                          ====================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Bank Overdraft                                                               $ 211,915         $ 328,788
     Accounts Payable and Accrued Expenses                                        1,518,979         1,257,420
     Factoring Line of Credit                                                     1,406,645         1,146,093
     Exchange Note                                                                  240,000           440,000
     Notes Payable Brooks Provisions                                                107,303                 -
     Capital Lease Obligation                                                         9,959            11,038
                                                                          ------------------------------------

          Total Current Liabilities                                               3,494,800         3,183,339
                                                                          ------------------------------------

Non-current Liabilities:
     Capital Lease Obligation                                                        18,228            28,186
     Shareholder Loans                                                              971,000           711,000
     Interest Payable                                                                58,925            11,114
                                                                          ------------------------------------
          Total Long Term Liabilities                                             1,048,152           750,300
                                                                          ------------------------------------

TOTAL LIABILITIES                                                                 4,542,953         3,933,639
                                                                          ------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at March 31, 2006 and 2005                          -                 -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 57,696,150 and 56,621,150 shares issued at

          March 31, 2006 and 2005                                                     5,769             5,662
     Additional Paid-In Capital                                                   1,116,634           963,992
     Related Party Loans                                                            492,100           199,700
     Retained Earnings (Deficit)                                                (3,866,266)       (3,268,812)
                                                                          ------------------------------------

          Total Stockholders' Equity                                            (2,251,763)       (2,099,458)
                                                                          ------------------------------------

          Total Liabilities and Stockholders' Equity                            $ 2,291,190       $ 1,834,181
                                                                          ====================================

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                            STATEMENTS OF OPERATIONS


                                                                               March 31,
                                                                       2006                 2005
                                                                -----------------------------------------
           Revenues                                                    $ 12,815,011         $ 10,039,552
           Cost of Goods Sold                                            10,899,404            9,302,733
                                                                -----------------------------------------
           Gross Profit                                                   1,915,607              736,819


           Expenses:
                Payroll                                                     947,869            1,039,448
                Factoring Fee                                               316,998              268,748
                Rent Expense                                                161,994              165,530
                Depreciation and Amortization                                89,347               75,640
                General and Administrative                                  646,423              650,850
                Sales Commission                                            292,468              114,592
                                                                -----------------------------------------

                 Total Expenses                                           2,455,099            2,314,808
                                                                -----------------------------------------

           Other Income (Expense)                                         (539,492)          (1,577,989)



              Write Down of Customer Lists                                        -             (78,000)
              Interest Expense                                             (57,962)             (24,390)

              Gain on sale of Subsidiary                                          -              161,505
                                                                -----------------------------------------

                Net Loss                                                $ (597,454)         $(1,518,874)
                                                                =========================================

           Basic & Diluted (Loss) Per Share                      $          (0.01)   $          (0.03)
                                                                =========================================

           Weighted Average Shares Outstanding                           56,697592           49,595,944
                                                                =========================================

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                        STATEMENTS OF STOCKHODERS' EQUITY


                                                                                        Additional
                                                 Preferred Stock       Common Stock       Paid-in       Related Party      Retained
                                                  Shares  Amount      Shares   Amount     Capital           Loans          Earnings
                                                  ---------------------------------------------------------------------------------
Balance, April 1, 2004                                 -  $     -  5,928,649   $   593   $ 881,759         $     -   $ (1,749,938)

Shares issued in exchange for the acquisition of
   MBC Foods recorded as a reverse merger                         25,692,501     2,569         533               -               -
Sale of Stock Under Reg. D                             -        - 24,000,000     2,400       3,600               -               -

Stock Issued for Services                              -        -    800,000        80         120               -               -

Stock Issued for Customer Lists                        -        -    200,000        20      77,980               -               -
Related Party Loans                                    -        -          -         -           -         199,700               -

Net Loss                                               -        -          -         -           -               -     (1,518,874)
                                                  ---------------------------------------------------------------------------------


Balance, March 31, 2005                                -        - 56,621,150     5,662     963,992         199,700     (3,268,812)

Shares issued in exchange for settlement of

   accounts payable                                    -        -     75,000         8      12,742               -               -
Stock Issued for Services                              -        -  1,000,000       100     139,900               -               -
Related Party Loans                                    -        -          -         -           -         292,400               -

Net Loss                                               -        -          -         -           -               -       (597,454)
                                                  ---------------------------------------------------------------------------------

Balance, March 31, 2006                                -  $     - 57,696,150  $  5,770  $1,116,634       $ 492,100   $ (3,866,266)
                                                  =================================================================================


   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                            STATEMENTS OF CASH FLOWS

                                                                                        For the year ended
                                                                                            March 31,
                                                                                     2006               2005
                                                                               -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $    (597,454)    $  (1,518,874)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                          89,347            75,640
Gain on Sale of a Subsidiary                                                                -           (161,505)
Write down of Customer Lists                                                                -             78,000
(Increase) Decrease in Inventory                                                       (5,918)           (93,591)
(Increase) Decrease in Accounts Receivable                                           (346,295)            (9,746)
(Increase) Decrease in Deposits and Prepaids                                         (136,500)           (10,000)
Stock Issued in Exchange for Services                                                     107                200
(Decrease) Increase in Accounts Payable and Accrued Expenses                          261,559            232,731
(Decrease) Increase in reclass of AP to Notes Payable (Brooks)                        107,303                  -
(Decrease) Increase in Interest Payable                                                47,811             (8,293)
                                                                               -------------------------------------
      Net Cash Provided by Operating Activities                                      (580,040)        (1,415,438)
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                 (57,644)          (92,531)
Proceeds from Sale of Subsidiary                                                            -           169,408
                                                                               -------------------------------------
      Net Cash Used in Investing Activities                                           (57,644)           76,877
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                  (11,037)           (5,926)
Borrowing on Capital Lease Obligation                                                       -            40,469
Borrowing on Notes Payable                                                                  -                 -
Payment on Convertible Debenture                                                            -           (150,000)
Factoring Payable                                                                      60,552            505,935
Shareholder and Related Party Loans                                                   552,400            910,700
Payments on Notes Payable                                                                   -            (17,500)
Stock Issued in Exchange for Cash                                                           -              6,000
Contribution of Capital from Stockholders                                             152,642                  -
Bank Overdraft                                                                       (116,873)            48,883
                                                                               -------------------------------------
      Net Cash Used in Financing Activities                                           637,684          1,338,561
                                                                               -------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                        -                  -
Cash and Cash Equivalents at Beginning of Period                                            -                  -
                                                                               -------------------------------------
Cash and Cash Equivalents at End of Period                                     $            -       $          -
                                                                               =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                     $            -       $     19,408

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement                                    $            -       $      7,902
Stock issued for services                                                      $          107       $        200
Stock issued for customer lists                                                $            -       $     78,000

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

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

         The Company has incurred a net loss for the years ended March 31, 2006 and 2005 of $597,454 and $1,518,874, respectively. The Company used cash of $580,040 and $1,415,438 in operating activities for the years ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, the Company had a working capital deficit of $2,022,679 and $1,936,971, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was accounted for as a reverse merger, with - MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)

Use of Estimates

         The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collect ability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2006, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Strait Line       10 Years                $97,271            $172,635
Office Equipment                   329,311    Strait Line      3-5 Years                193,277             136,034
                         ------------------                                 -------------------- --------------------
                                  $599,217                                             $290,548            $308,669
                         ==================                                 ==================== ===================

         As of March 31, 2005, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Strait Line       10 Years                $70,280            $199,626
Office Equipment                   297,608    Strait Line      3-5 Years                130,921             166,687
                         ------------------                                 -------------------- --------------------
                                  $567,514                                             $201,201            $366,313
                         ==================                                 ==================== ===================

         Total depreciation expense for the year ended March 31, 2006 and 2005 was $89,347 and $75,640.

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)



Earnings per Share

         Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         There are no dilutive outstanding common stock equivalents as of March 31, 2006 and 2005.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)

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

NOTE 3 - INCOME TAXES

         As of March 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,828,037 be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                      2006                2005
                                ------------------  ------------------
      Net Operating Losses                557,003           1,112,152
      Depreciation                         53,120              12,282
      Valuation Allowance               (610,123)         (1,124,434)
                                ------------------  ------------------
                                                -                   -
                                ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                  2006             2005
                                            ------------------  ---------------
Provision (Benefit) at US Statutory Rate            (256,221)        (516,840)
Depreciation                                         (24,435)          (5,017)
Increase (Decrease) in Valuation Allowance            280,656          521,857
                                            ------------------  ---------------
                                                            -                -
                                            ==================  ===============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.


NOTE 4 - OPERATING LEASE COMMITMENTS

         The Companies operating facility is a New York City owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

         Total lease expense for the year ended March 31, 2006 and 2005 was $81,964 and $82,310.


NOTE 5 - CAPITAL LEASE COMMITMENTS

         The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)




                                      Year               Lease Payment
                               -------------------    --------------------
                               2006                                $9,959
                               2007                                10,881
                               2008                                 7,346
                               2009                                     -
                               2010                                     -
                                                      --------------------

                               Total                              $28,186
                                                      ====================

NOTE 6 - NOTES PAYABLE

Exchange Note

         As of March 31, 2006 the Company had an outstanding short-term loan with American Crest Capital in the amount of $240,000 and is shown on the accompanying balance sheet under Exchange Note in the current liability section. This note is due on demand and carries a 0% interest rate.

         As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time.

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

         As of January 12, 2005, the Company receives 94 percent of the purchase price up front and 6 percent is held in reserve until the receivables are collected.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)

Full recourse at 5% implemented if an accounts receivable is not collected in 90 days.

         These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2006 and 2005 the company had factored receivables in the amount of $1,512,976 and $1,177,692 respectively. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of March 31, 2006, shareholders have advanced the Company $492,100 payable on demand and does not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans.

         As of March 31, 2006 the Company has an outstanding note payable to a shareholder in the amount of $971,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of March 31, 2006 interest on this loan is $58,925. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

NOTE 8 - MERGER

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was accounted for as a reverse merger, with - MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd.(formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. Which was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                                   (CONTINUED)


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

         On March 28, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange for consulting services. These shares were valued at $0.14 per share.

NOTE 10 - GRANT INCOME

         During 2003 the Company received revenue from the WTC Business Recovery Grant Program, which provided grants of between 3 and 25 days in lost revenue to businesses with fewer than 500 employees located on or below 14th Street on September 11, 2001. As this grant was for lost revenues experienced as a result of the September 11, 2001 tragedy, the grant revenue was recognized in the accompanying statement of operations in the period that it was received.

NOTE 11 - SALE OF SUBSIDIARY

         On May 24, 2004 the Company disposed of its subsidiary, MBC Foods, Inc. in exchange for retirement of convertible debt in the amount of $150,000 and Interest of $19,407. On the date of the disposal the subsidiary had no assets, liabilities or operations. The Companies carrying value of the subsidiary corporation was $7,902. This sale of MBC Foods resulted in a gain on sale in the amount of $161,505 that has been accounted for in the accompanying Statement of Operations.

NOTE 12 - SUBSEQUENT EVENTS

         On April 17, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange $165,000. These shares of stock were valued at $0.165 per share.

         On April 17, 2006 the Company issued 150,000 shares of restricted common stock in exchange $20,000. These shares of stock were valued at $0.133 per share.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DIAMOND RANCH FOODS, LTD.
                                  (Registrant)


Date:  August 14, 2006               By: /s/ Joseph Maggio
                                         ---------------------------------------
                                         Joseph Maggio, Chairman, CEO, Director


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 14, 2006      /s/ Joseph Maggio
                            Joseph Maggio, Chairman, CEO, and Director

Date:  August 14, 2006      /s/ Louis Vucci, Jr.
                            Louis Vucci, Jr., President and Director

Date:  August 14, 2006      /s/ Philip Serlin
                            Philip Serlin, Chief Operations Officer and Director

Date:  August 14, 2006      /s/ William DeMarzo
                            William DeMarzo, Chief Financial Officer