Form 10QSB
period 2006-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2006-08-21
CIK 1317880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2006, there were 58,846,150 shares of the Issuer's common stock, par value $0.0001, issued.

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                            DIAMOND RANCH FOODS, LTD
                                 BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                      June 30,           March 31,
ASSETS:                                                                                 2006               2006
                                                                                   ---------------    ---------------
Current Assets:
     Inventory                                                                          $ 223,350          $ 169,827
     Prepaid Expenses                                                                     125,000            140,000
     Accounts Receivable - Net                                                          1,492,123          1,654,394
                                                                                   ---------------    ---------------

          Total Current Assets                                                          1,840,474          1,964,221
                                                                                   ---------------    ---------------

Fixed Assets - Net                                                                        288,669            308,669
                                                                                   ---------------    ---------------
Other Assets:
     Cash Exchange                                                                              -              6,500
     Deposits                                                                              11,800             11,800
                                                                                   ---------------    ---------------

          Total Other Assets                                                               11,800             18,300
                                                                                   ---------------    ---------------

     Total Assets                                                                     $ 2,140,943        $ 2,291,190
                                                                                   ===============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Bank Overdraft                                                                     $ 178,283          $ 211,915
     Accounts Payable and Accrued Expenses                                              1,177,586          1,518,979
     Factoring Line of Credit                                                           1,278,400          1,406,645
     Exchange Note                                                                        169,500            240,000
     Notes Payable Brooks Provisions                                                       88,120            107,303
     Capital Lease Obligation                                                              10,182              9,958
                                                                                   ---------------    ---------------

          Total Current Liabilities                                                     2,902,071          3,494,800
                                                                                   ---------------    ---------------

Non-current Liabilities:
     Capital Lease Obligation                                                              15,597             18,228
     Shareholder Loans                                                                    971,000            971,000
     Interest Payable                                                                      71,853             58,925
                                                                                   ---------------    ---------------
          Total Long Term Liabilities                                                   1,058,449          1,048,153
                                                                                   ---------------    ---------------

TOTAL LIABILITIES                                                                       3,960,520          4,542,953
                                                                                   ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $.0001, 20,000,000 shares
          Authorized, 0 shares issued at June 30 and March 31, 2006                             -                  -
     Common Stock, par value $.0001, 500,000,000 shares
          Authorized, 58,846,150 and 57,696,150 shares issued at
          June 30 and March 31, 2006                                                        5,884              5,769
     Additional Paid-In Capital                                                         1,301,519          1,116,634
     Related Party Loans                                                                  630,590            492,100
     Retained Earnings (Deficit)                                                      (3,757,571)        (3,866,266)
                                                                                   ---------------    ---------------

          Total Stockholders' Equity                                                  (1,819,577)        (2,251,763)
                                                                                   ---------------    ---------------

          Total Liabilities and Stockholders' Equity                                  $ 2,140,943        $ 2,291,190
                                                                                   ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         For the Three Months Ended
                                                                                  June 30,
                                                                         2006                 2005
                                                                   -----------------    ------------------
        Revenues                                                        $ 2,747,447           $ 3,558,356
        Cost of Goods Sold                                                2,139,182             3,061,232
                                                                   -----------------    ------------------
        Gross Profit                                                        608,265               497,124

        Expenses:
             Payroll                                                        157,820               284,425
             Factoring Fee                                                   78,504                75,348
             Rent Expense                                                    57,314                51,443
             Depreciation and Amortization                                   20,000                21,901
             General and Administrative                                      94,876               151,855
             Sales Commission                                                72,551                75,258
                                                                   -----------------    ------------------

              Total Expenses                                                481,064               660,230
                                                                   -----------------    ------------------

        Operating Income (Loss)                                             127,201             (163,106)

           Interest Expense                                                (18,501)              (15,014)

             Net Profit (Loss)                                            $ 108,701           $ (178,120)
                                                                   =================    ==================

        Basic & Diluted Income (Loss) Per Share                     $          0.00      $         (0.00)
                                                                   =================    ==================

        Weighted Average Shares Outstanding                            58,672,261           56,686,983
                                                                   =================    ==================










   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the three months ended
                                                                                                 June 30,
                                                                                         2006                2005
                                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                                                    $     108,701       $    (178,120)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                               20,000              21,901
(Increase) Decrease in Inventory                                                           (53,523)            (50,147)
(Increase) Decrease in Accounts Receivable                                                 162,381            (300,191)
(Increase) Decrease in Deposits and Prepaids                                                21,500                  -
Stock Issued in Exchange for Services                                                            -             12,750
(Decrease) Increase in Accounts Payable and Accrued Expenses                              (341,509)            60,393
(Decrease) Increase in Interest Payable                                                     12,928             10,386
                                                                                    ----------------    ----------------
      Net Cash Used in Operating Activities                                                (69,522)           (423,028)
                                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                                                                            -              (5,568)
                                                                                    ----------------    ----------------
      Net Cash Used in Investing Activities                                                      -              (5,568)
                                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                         (2,408)            (2,204)
Factoring Payable                                                                          (128,245)           171,566
Shareholder and Related Party Loans                                                         138,490            274,000
Payments on Notes Payable                                                                   (89,683)                 -
Stock Issued in Exchange for Cash                                                           185,000                  -
Bank Overdraft                                                                              (33,632)           (14,766)
                                                                                    ----------------    ----------------
      Net Cash Provided by Financing Activities                                              69,522            428,596
                                                                                    ----------------    ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                                              -                  -
Cash and Cash Equivalents at Beginning of Period                                                  -                  -
                                                                                    ----------------    ----------------
Cash and Cash Equivalents at End of Period                                          $             -     $            -
                                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                          $         5,573     $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement                                         $             -     $        25,950
Stock issued for services                                                           $             -     $           600

   The accompanying notes are an integral part of these financial statements.

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


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

         The Company has incurred a net profit of $108,701 for the quarter ended June 30, 2006 and a net loss of $178,120 for the quarter ended June 30, 2005. The Company used cash of $69,522 and $423,028 in operating activities for the quarters ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, the Company had a working capital deficit of $1,692,187 and $2,022,679, respectively. These results show substantial improvement as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2006, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Strait Line       10 Years               $104,018            $165,888
Equipment                          329,311    Strait Line      3-5 Years                206,530             122,781
                         ------------------                                 -------------------- -------------------
                                  $599,217                                             $310,548            $288,669
                         ==================                                 ==================== ===================

         As of March 31, 2006, depreciation is computed as follows:
                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Strait Line       10 Years                $97,271            $172,635
Office Equipment                   329,311    Strait Line      3-5 Years                193,277             136,034
                         ------------------                                 -------------------- -------------------
                                  $599,217                                             $290,548            $308,669
                         ==================                                 ==================== ===================

Total depreciation expense for the quarters ended June 31, 2006 and 2005 was $20,000 and $21,901.

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)
Earnings per Share

         Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2006 and 2005.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

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

NOTE 3 - INCOME TAXES

         As of June 30, 2006, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,719,336 to be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                               2006                2005
                                         ------------------  ------------------
      Net Operating Losses                         118,644           (178,120)
      Depreciation                                  20,000            (21,901)
      Valuation Allowance                         138,644            (200,021)
                                         ------------------  ------------------
                                                         -                   -
                                         ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                        2006                2005
                                                  ------------------  ------------------
      Provision (Benefit) at US Statutory Rate            (256,221)           (516,840)
      Depreciation                                         (24,435)             (5,017)
      Increase (Decrease) in Valuation Allowance            280,656             521,857
                                                  ------------------  ------------------
                                                                  -                   -
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


1
1
Total lease expense for the quarters ended June 30, 2006 and 2005 was $20,576 and $20,466.

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
                                                      ====================

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)
NOTE 6 - NOTES PAYABLE

Exchange Note

         As of June 30, 2006 the Company had an outstanding short-term loan with American Crest Capital in the amount of $169,500 and is shown on the accompanying balance sheet under Exchange Note in the current liability section. This note is due on demand and carries a 0% interest rate.

         As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time. As of June 30, 2006 the outstanding balance of the note is $88,120.

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

         These factoring lines of credit have been treated as a secured financing arrangement. As of June 30, 2006 and 2005 the company had factored receivables in the amount of $1,278,400 and $1,392,659 respectively. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

Convertible Debenture

         On March 19, 2002, the Company issued a convertible debenture in exchange for value received. The $150,000 is due and payable, with 6% interest, on April 1, 2004, unless sooner converted into shares of common stock. The debenture is convertible into 400,000 shares of common stock of the Company. As of March 31, 2005 there was no balance owed on the convertible debenture.

NOTE 7 - RELATED PARTY TRANSACTIONS

         As of June 30, 2006, shareholders have advanced the Company $630,590, payable on demand and not carrying an interest rate. This transaction has been recorded in the accompanying financial statements as Related Party Loans.

         As of June 30, 2006 the Company has an outstanding note payable to a shareholder in the amount of $971,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of June 30, 2006 interest on this loan is $71,853. This transaction has been recorded in the accompanying financial statements as Long Term Shareholder Loans.

NOTE 8 - MERGER

         On May 1, 2004,  the  shareholders  of the Diamond  Ranch  Foods,  Ltd.
(formerly Jerry's Inc.) completed a stock purchase agreement with MBC Foods, Inc., a Nevada corporation. The merger was accounted for as a reverse -- merger, with MBC Foods, Inc. being treated as the acquiring entity for financial reporting purposes. In connection with this merger, Diamond Ranch Foods, Ltd., (formerly Jerry's Inc.) issued 31,607,650 shares of common stock for the acquisition of MBC Foods, Inc. This was recorded as a reverse merger and shown on the Statement of Stockholders Equity as a net issuance of 25,692,501 shares.

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

                            DIAMOND RANCH FOODS, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

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

         On April 14, 2005 the Company issued 75,000 shares of restricted common stock in exchange for the settlement of an account payable. These shares of stock were valued at $0.17 per share.

         On April 17, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange of $165,000. These shares of stock were valued at $0.165 per share.

         On April 17, 2006 the Company issued 150,000 shares of restricted common stock in exchange of $20,000. These shares of stock were valued at $0.133 per share.


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

SALES

Our revenues from operations for the three months ended June 30, 2006 were $2,747,447, and were generated from the sale of our meat products and services.

The company continues to work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. Using a personal approach with customers, our salesmen work to satisfy their specific needs as well as their general product requirements. We intend to grow at a steady and proportionate rate, and therefore, would project that the coming quarter's growth increase would be the same ratio of 80% existing customer vs. 20% new customer. To continue operations in a controlled and manageable fashion, we seek to add approximately 5 new customers per week, or approximately 20 customers per month.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2006 was $2,139,182, generating a gross profit of $608,265, or 22.14%.

Although revenues decreased by 22.8% in comparison to the three months ended June 2005, this decrease is a direct result of the company's April 1, 2006 decision to eliminate the low profit jobber trade.

As a result our gross profit has increased from 13.97% to 22.14% between the three months ended June 30, 2006 and 2005. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to outsourcing manufactured products and various conditions outside the control of the Company.

For the quarter ended June 30, 2006, we have increased our margins by outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2006. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended June 30, 2006 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products. A portion of these locations became new customers in the second quarter ended September 30, 2004, allowing for growth in our revenues of approximately 34%, compared to the prior year's second quarter revenue. As locations are added, and products ordered by existing clients increase, our revenues increase, with no additional operational expense because additional business is conducted within the same facilities and larger deliveries are being made to existing stops.

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

EXPENSES

Our Payroll expenses for the three months ended June 30, 2006 was $157,820, which was a decrease of $126,605 over the amount of $284,425 for the three months ended June 30, 2005. This decrease was mostly attributable to the decrease in size of our workforce due to the outsourcing of our manufacturing.

Our Rent expenses for the three months ended June 30, 2006 was $57,314, which was an increase of $5,871 over the amount of $51,443 for the three months ended June 30, 2005. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2006 was $72,551, which was a decrease of $2,707 over the amount for the three months ended June 30, 2005. This decrease is attributable to the lower revenues for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended March 31, 2006; the Company's cash used in operating activities totaled $69,522, and cash provided by financing activities was $69,522.

For the Three-Months ended March 31, 2005; the Company's cash used in operating activities totaled $423,900, the cash used in investing activity was $5,568 and cash provided by financing activities was $428,596.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen. We are able to satisfy our cash requirements, material commitments, and applicable filing fees anticipated under our obligations of the Exchange Act. For our company to continue as a fully-reporting entity, we estimate our annual accounting and filing fees to be $35,000, and our legal fees to be $15,000, which will also be satisfied by existing operations. Management is committed to supplement any cash shortfall, or relinquish their salaries, or a portion thereof, if cash flow from operations does not cover our cash requirements. Certain shareholders of the Company have also committed to meet our operating expenses if needed.

We anticipate incurring material research and development costs during the next 12 months, which we will pay for by selling our common stock. We anticipate spending funds on research and development to further develop the Diamond Ranch Foods brand name, to include new packaging and marketing materials. We also plan to establish a new product line for distribution of pre-cooked poultry and meat items. Such a product line would give current and new customers access to a fully-cooked product for those businesses that do not have the facilities to prepare raw, uncooked materials. Additionally, we do not anticipate the acquisition or sale of material property, plant or equipment during the next 12 months.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our profits have increased for the three months ended June 30, 2006 as compared to losses for the three months ended June 30, 2005. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We intend to expand our business through acquisitions of additional meat distribution operations, but would require obtaining debt or equity financing to finance this future growth as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. To date, no terms have been finalized or contracts signed, and although there is no guarantee, we anticipate finalizing favorable financing terms for our business to continue as a going concern.

SALES AND COLLECTION PROCEDURES

We retained the services of American Crest Capital (ACC) to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send ACC all of our sales invoices and receive a 94% cash advance of the invoice amount. The balance, less ACC's service fee, is paid when the customer makes payment directly to them.

We elect to factor our receivables to immediately access cash owed to our company so it may be used to purchase the raw materials for our products whose vendors require payment on receipt. By having our cash unlocked from the unpaid invoices, we are afforded a smoother, more consistent cash flow, which enhances purchasing power and provides for the accurate prediction of payment.

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

         On April 17, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange of $165,000. These shares of stock were valued at $0.165 per share.

         On April 17, 2006 the Company issued 150,000 shares of restricted common stock in exchange of $20,000. These shares of stock were valued at $0.133 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ended June 30, 2006.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10QSB

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


                            Diamond Ranch Foods, Ltd.
                                  (Registrant)





DATE:     August 21, 2006             By:    /s/ Joseph Maggio
       -----------------------            --------------------------------------
Joseph Maggio, Chairman, CEO, and Director


DATE:     August 21, 2006             By:    /s/ Louis Vucci, Jr.
       -----------------------            --------------------------------------
Louis Vucci, Jr., President and Director


DATE:     August 21, 2006             By:    /s/ Philip Serlin
       -----------------------            --------------------------------------
Philip Serlin, COO and Director


DATE:     August 21, 2006             By:    /s/ William DeMarzo
       -----------------------            --------------------------------------
William DeMarzo, Chief Financial Officer