Form 10QSB
period 2006-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2006-11-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51206
Diamond Ranch Foods, Ltd.
 (Exact name of small business issuer as specified in its charter)

Nevada                                                                                           20-138985
 (State or other jurisdiction of Incorporation or organization)              (IRS Employer Identification No)
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 10, 2006, there were 63,646,150 shares of the Issuer's common stock, par value $0.0001, issued.
Transitional Small Business Disclosure Format (check one). Yes ____ No X

     DIAMOND RANCH FOODS, LTD.
BALANCE SHEETS
(Unaudited)

	(Unaudited)
	September 30,	March 31,
ASSETS:	2006	2006
Current Assets:
Inventory	362,121	169,827
Prepaid Expenses	110,000	140,000
Accounts Receivable - Net	1,376,433	1,654,394

Total Current Assets	1,848,554	1,964,221

Fixed Assets - Net	253,566	308,669

Other Assets:
Cash Exchange	-	6,500
Deposits	11,800	11,800

Total Other Assets	11,800	18,300

Total Assets	2,113,920	2,291,190

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	36,607	211,915
Accounts Payable and Accrued Expenses	813,866	1,518,979
Factoring Line of Credit	1,076,170	1,406,645
Exchange Note	-	240,000
Notes Payable Brooks Provisions	51,757	107,303
Capital Lease Obligation	10,182	9,958

Total Current Liabilities	1,988,582	3,494,800

Non-current Liabilities:
Capital Lease Obligation	13,052	18,228
Shareholder Loans	1,651,000	971,000
Interest Payable	86,417	58,925

Total Long Term Liabilities	1,750,469	1,048,153

TOTAL LIABILITIES	3,739,051	4,542,953

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $.0001, 20,000,000 shares
Authorized, 0 shares issued at Sept 30 and March 31, 2006	-	-
Common Stock, par value $.0001, 500,000,000 shares
Authorized, 63,646,150 and 57,696,150 shares issued at
Sept 30 and March 31, 2006	6,365	5,769
Additional Paid-In Capital	1,697,039	1,116,634
Subordinated Debt	408,779	492,100
Retained Earnings (Deficit)	(3,737,314)	(3,866,266)

Total Stockholders' Deficit	(1,625,131)	(2,251,763)

Total Liabilities and Stockholders' Deficit	2,113,920	2,291,190

The accompanying notes are an integral part of these financial statements.

                                                                                                    DIAMOND RANCH FOODS, LTD
                                                                                                    STATEMENTS OF OPERATIONS
                                                                                                                       (UNAUDITED)
	For the three months ended		For the six months ended
	Sept. 30		Sept. 30
	2006	2005	2006	2005

Revenues	2,889,508	3,228,745	5,636,955	6,787,101
Cost of Goods Sold	2,266,294	2,701,388	4,405,476	5,762,620

Gross Profit	623,214	527,357	1,231,479	1,024,481

Expenses:
Payroll	217,280	265,540	375,100	549,965
Factoring Fee	85,296	86,492	163,800	161,840
Rent Expense	65,693	45,144	123,007	96,587
Depreciation & Amort.	22,918	21,901	42,918	43,802
General & Admin.	128,111	133,496	222,986	285,351
Sales Commission	65,235	83,226	137,786	158,484

Total Expenses	584,533	635,799	1,065,597	1,296,029

Operating Income (Loss)	38,681	(108,442)	165,882	(271,548)
Interest Expense	(18,409)	(12,672)	(36,910)	(27,686)

Net Income (Loss)	20,272	(121,114)	128,972	(299,234)

Basic & diluted loss per share	-	-	-	(0.01)

Weighted Avg. Shares Outstanding	59,430,765	56,689,300	59,138,456	56,691,617

The accompanying notes are an integral part of these financial statements.

                                                                                                DIAMOND RANCH FOODS, LTD
                                                                                               STATEMENTS OF CASH FLOWS
                                                                                                              (UNAUDITED)

	For the six months ended September 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$128,972	($299,234)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	42,918	43,802
Stock issued		12,750
(Increase) Decrease in Inventory	(192,294)	(17,116)
(Increase) Decrease in Accounts Receivable	277,961	(409,775)
(Increase) Decrease in Deposits and Prepaids	36,500	-
(Decrease) Increase in Accounts Payable and Accrued Expenses	(880,421)	28,895
(Decrease) Increase in Interest Payable	27,492	18,069

Net Cash Used in Operating Activities	(558,872)	(624,589)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment/Sale	12,167	(5,568)

Net Cash Used in Investing Activities	12,167	(5,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(4,953)	(4,407)
Factoring Payable	(330,475)	160,044
Shareholder and Related Party Loans	680,000	470,500
Payments on Notes Payable	(378,867)	-
Stock Issued in Exchange for Cash	581,000	-
Bank Overdraft	-	4,020

Net Cash Provided by Financing Activities	546,705	630,157

Net (Decrease) Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 9,418	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ -
                                                       The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
While the Company has incurred a net profit of $20,272 for the quarter ended September 30, 2006 and a net profit of $128,972 for the six months then ended, it has a negative stockholders equity of $1,625,131 and has a negative current ratio of $140,028. These results show substantial improvement as to the Company's ability to continue as a going concern.
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

DIAMOND RANCH FOODS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
Fixed Assets
Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2006, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$110,766	$159,140
Equipment	303,176	Strait Line	3-5 Years	208,750	94,426

	$573,082			$319,516	$253,566

Total depreciation expense for the year at September 30, 2006 and 2005 was 42,918 and 43,802 respectively.

                                                                                                                          DIAMOND RANCH FOODS, LTD
                                                                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                  SEPTEMBER 30, 2006
                                                                                                                                           (UNAUDITED)

                                                                                                                                             (Continued)

Earnings per Share
Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of September 30, 2006 and 2005.
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
SEPTEMBER 30, 2006
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
NOTE 3 - INCOME TAXES
As of September 30, 2006, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,699,064 to be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2006

Net Operating Losses	110,000
Depreciation	42,918
Valuation Allowance	-152,918
0

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
                                                                                                                                                                                                                                                                                                                          2006
Provision (Benefit) at US Statutory Rate	(240,000)
Depreciation	(38,000)
Increase (Decrease) in Valuation Allowance	278,000

-
The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.
NOTE 4 - OPERATING LEASE COMMITMENTS
The Company’s operating facility is a New York City-owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.Rent expense was $40,932 for the six months ended September 30, 2006.
NOTE 5 - CAPITAL LEASE COMMITMENTS
The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment

2006	$4,980
2007	10,881
2008	7,346
2009	-
2010	-

Total	$23,401

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
 (UNAUDITED)

(Continued)

NOTE 6 - NOTES PAYABLE
As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time. As of September 30, 2006 the outstanding balance of the note is $51,757.
Factoring Line of Credit
On August 28, 2006, the Company entered into an agreement with a factoring corporation wherein the factor will purchase the majority of the Company's account receivable. Under the terms of the agreement, the Company would receive 90 to 94 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Corporations discretion. A discount charge of nine tenths of one per cent is charged, with increases based upon a time frame of receivables outstanding. Receivables over 90 days are returned to the Company.

These factoring lines of credit have been treated as a secured financing arrangement. As of September 30, 2006, the company had factored receivables in the amount of $1,280,623. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.
NOTE 7 – LOANS PAYABLE.
As of September 30, 2006 the Company has an outstanding note payable to a shareholder in the amount of $1,551,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of September 30, 2006 interest on this loan is $86,418.
In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2007 to common stock at 12/31/2007 if not repaid.
Both loans have been classified as long term loans payable.
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
For financial reporting purposes, MBC Foods, Inc. was considered the new reporting entity.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets:	$ -

Liabilities:	$ -

Equity:
Common Stock	2,569
Paid-In Capital	5,333
Retained Deficit	-

Total Stockholders Equity	$ -

Total Liabilities and Equity	$ -

The aggregate purchase price was 25,692,501 common shares.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
 (UNAUDITED)

(Continued)
NOTE 9 - STOCK TRANSACTIONS
On April 17, 2006 the Company issued 1,000,000 shares of restricted common stock in exchange of $165,000. These shares of stock were valued at $0.165 per share.
On April 17, 2006 the Company issued 150,000 shares of restricted common stock in exchange of $20,000. These shares of stock were valued at $0.133 per share.
During the period from July 1, 2006 to September 30, 2006 the Company issued 4,800,000 shares of stock at prices between .10 and .24 per shares.

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
SALES
Our revenues from operations for the three months ended September 30, 2006 were $2,889,508 compared to $3,228,745 for 2005, a 10.5% decrease or $339,237.
Revenues for the six months were $5,636,955 for 2006 compared to $6,787,101 for 2005 a decrease of $1,150,146 or 17%.
While the above indicates less sales, the drop we believe is solely due to the fact that we upgraded the type of product we are selling to those products at a higher markup which is clearly shown in cost of sales and gross profit.
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
COST OF SALES AND GROSS PROFIT
Our cost of sales for the three months ended September 30, 2006 was $2,266,294, generating a gross profit of $623,214, or 21.57%.
Cost of Sales for the same period in 2005 was $2,701,388, resulting in a gross profit of $527,357 or 16.33%.
Although revenues decreased by 10.5% in comparison to the three months ended September 30, 2005, this decrease is a direct result of the company's April 1, 2006 decision to eliminate the low profit jobber trade.
Cost of Sales for the six months were $4,405,476 compared to $5,762,620 in 2005 resulting in a gross profit in 2006 of $1,231,479 compared to $1,024,481 in 2005. Gross Profit as a percentage of sales increased in 2006 to 21.85% from 15.09%. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to outsourcing manufactured products and various conditions outside the control of the Company.
For the six months ended September 30, 2006, we have increased our margins by outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2006. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended September 30, 2006 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products.
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
EXPENSES
Our expenses for the three months ended September 30, 2006 was $584,533, which was a decrease of $51,266 over the amount of $635,799 for the three months ended September 30, 2005. This decrease was mostly attributable to the decrease in size of our workforce due to the outsourcing of our manufacturing.

Our expenses for the six months were $1,065,597 compared to $1,296,029, a decrease of $230,432. This again was mostly attributed to a decrease in workforce, and sales commissions based upon lower revenues.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended September 30, 2006; the Company's cash used in operating activities totaled $558,872 and cash provided by financing activities was $546,705.

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
Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our profits have increased for the three months ended September 30, 2006 as compared to losses for the three months ended September 30, 2005. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.
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
SALES AND COLLECTION PROCEDURES
We retained the services of a new factor to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send all of our sales invoices and receive a 90% cash advance of the invoice amount. The balance, less service fee, is paid when the customer makes payment directly to them.
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
From July 1 2006 to September 30 2006 the Company issued 4,800,000 shares of stock valued at between .10 and .24 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None for the quarterly reporting period ended September 30, 2006.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 10QSB
Exhibits
Diamond Ranch Foods, Ltd. includes herewith the following exhibits:
Number Description

31       Certification Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002

32       Certification Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of 2002

Reports on Form 8-K
No filings were made during the period covered by this report.

                                                                                                                              SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Ranch Foods, Ltd.  (Registrant)

DATE: November 10, 2006

By: /s/ Louis Vucci, Jr.
Louis Vucci, Jr., President and Director

DATE: November 10, 2006

By: /s/ William DeMarzo
William DeMarzo, Chief Financial Officer

                                                                                                               14