Form 10QSB
period 2006-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2007-02-13
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 9, 2007, there were 68,646,150 shares of the Issuer's common stock, par value $0.0001, issued.

Transitional Small Business Disclosure Format (check one). Yes ; No X

DIAMOND RANCH FOODS, LTD
BALANCE SHEETS

                                                                                                                                                                                        (Unaudited)
                                                                                                                                                                                      December 31,                                      March 31,
ASSETS:                                                                                                                                                                            2006                                                   2006
                                                                                                                                                                                        ---------------                                      ---------------
Current Assets:
Inventory                                                                                                                                                                      $     239,497                                      $     169,827
Prepaid Expenses                                                                                                                                                                245,588                                             140,000
Accounts Receivable - Net                                                                                                                                            1,823,229                                          1,654,394
Total Current Assets                                                                                                                                                      2,308,314                                          1,964,221

Fixed Assets - Net                                                                                                                                                             230,648                                             308,669

Other Assets:
Cash Exchange                                                                                                                                                                      3,484                                                 6,500
Deposits                                                                                                                                                                               11,800                                               11,800
Total Other Assets                                                                                                                                                             15,284                                               18,300
Total Assets                                                                                                                                                                $ 2,554,246                                       $ 2,291,190
                                                                                                                                                                                       ========                                       ========
LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Bank Overdraft                                                                                                                                                            $   205,937                                        $   211,915
Accounts Payable and Accrued Expenses                                                                                                                  832,729                                         1,518,979
Factoring Line of Credit                                                                                                                                               1,269,345                                          1,406,645
Exchange Note                                                                                                                                                                           -                                               240,000
Notes Payable Brooks Provisions                                                                                                                                  25,752                                              107,303
Capital Lease Obligation                                                                                                                                                  10,182                                                  9,958
Total Current Liabilities                                                                                                                                               2,343,945                                          3,494,800

Non-current Liabilities:
Capital Lease Obligation                                                                                                                                                  10,506                                               18,228
Shareholder Loans                                                                                                                                                       1,651,000                                             971,000
Interest Payable                                                                                                                                                              107,680                                                58,925
Total Long Term Liabilities                                                                                                                                        1,769,186                                           1,048,153
TOTAL LIABILITIES                                                                                                                                                 4,113,131                                           4,542,953

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $.0001, 20,000,000 shares
Authorized, 0 shares issued at Dec 31 and March 31, 2006                                                                                              -                                                           -
Common Stock, par value $.0001, 500,000,000 shares
Authorized, 68,646,150 and 57,696,150 shares issued at
Dec 31 and March 31, 2006                                                                                                                                               6,865                                                 5,769
Additional Paid-In Capital                                                                                                                                         2,106,539                                          1,116,634
Subordinated Debt                                                                                                                                                        356,404                                             492,100
Retained Earnings (Deficit)                                                                                                                                      (4,028,693)                                       (3,866,266)
Total Stockholders' Deficit                                                                                                                                       (1,558,885)                                       (2,251,763)
Total Liabilities and Stockholders' Deficit                                                                                                           $ 2,554,246                                        $ 2,291,190
                                                                                                                                                                                   =========                                      ========

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                                             For the three Months Ended                         For the nine months ended
                                                                                                                                                              Dec 31,                                                              Dec 31,
                                                                                                                                                    2006                   2005                                       2006                   2005

Revenues                                                                                                                           $   3,925,441    $ 3,196,133                              $ 9,562,396        $ 9,983,434
Cost of Goods Sold                                                                                                               3,279,188       2,674,809                                 7,684,664           8,437,429
--------- --------- --------- ---------
Gross Profit                                                                                                                                646,253          521,524                                 1,877,732           1,546,005

Expenses:
Payroll                                                                                                                                         252,714          243,124                                    627,814             793,089
Factoring Fee                                                                                                                               85,983            82,065                                    249,783             243,905
Rent Expense                                                                                                                               50,473            43,355                                    173,480             139,942
Depreciation & Amort.                                                                                                               22,918            23,063                                      65,836               66,865
General & Admin.                                                                                                                     377,478           184,567                                    600,461             469,917
Sales Commission                                                                                                                     122,415            90,411                                     260,201             248,895

Total Expenses                                                                                                                          911,981           665,422                                 1,977,577         1,962,614

Operating Income (Loss)                                                                                                       (265,728)        (143,898)                                   (99,845)         (416,609)
Interest Expense                                                                                                                       (25,506)          (27,622)                                    (62,416)         (54,146)

Net Income (Loss)                                                                                                                  (291,234)         (171,520)                                  (162,261)        (470,754)
                                                                                                                                             ===================                              ===================

Basic & diluted loss per shr.                                                                                                        0.00                (0.00)                                         0.00                (0.01)

Weighted Avg.Sh                                                                                                               65,330,993       56,691,617                               61,825,241       56,691,617

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                                                                                                       For the nine months ended
                                                                                                                                                                                                                     Dec 31,
                                                                                                                                                                                                              2006                   2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (Loss)                                                                                                                                                                           $ (162,261)          $ (470,754)
    Adjustments to reconcile net loss to net cash
    Provided by operating activities
       Depreciation and Amortization                                                                                                                                                 65,836                  66,865
       Stock issued                                                                                                                                                                               160,000                  12,750
      (Increase) Decrease in Inventory                                                                                                                                            (69,670)               (32,116)
      (Increase) Decrease in Accounts Receivable                                                                                                                       (168,835)             (418,584)
      (Increase) Decrease in Deposits and Prepaids                                                                                                                     (102 572)                10,000
      (Decrease) Increase in Accounts Payable and Accrued Expenses                                                                                   (692,228)              224,135
      (Decrease) Increase in Interest Payable                                                                                                                                    48,755                 34,937

Net Cash Used in Operating Activities                                                                                                                                      (920,975)             (572,767)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment/Sale                                                                                                                                                            12,020                 (31,703)

Net Cash Used in Investing Activities                                                                                                                                          12,020                 (31,703)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Capital Lease Obligation                                                                                                                                          (7,498)                  (6,611)
Factoring Payable                                                                                                                                                                         (137,300)                164,058
Shareholder and Related Party Loans                                                                                                                                         680,000                 510,400
Payments on Notes Payable                                                                                                                                                        (457,247)                          -
Stock Issued in Exchange for Cash                                                                                                                                              831,000                           -
Bank Overdraft                                                                                                                                                                                           -                  (63,377)

Net Cash Provided by Financing Activities                                                                                                                               908,955                604,470

Net (Decrease) Increase in Cash and Cash Equivalents                                                                                                                     -                            -
Cash and Cash Equivalents at Beginning of Period                                                                                                                            -                            -

Cash and Cash Equivalents at End of Period                                                                                                                       $              -            $             -
                                                                                                                                                                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                                                                                                                                       $    13,661             $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchange for debt                                                                                                                                         $            -              $   12,750
Stock issued for services                                                                                                                                                        $       9,412            $            -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred a net loss of $162,216 for the nine months ended December 31, 2006, has a negative stockholders equity of $1,558,855 and has a negative current ratio of $35,631.

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
Dember 31, 2006
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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2006, depreciation is computed as follows:

                                                                                                                                                                                                                                               Accumulated
                                                                                                                                                                Cost                 Method            Life                      Depreciation                     Net
Leasehold Improvements                                                                                                                  $269,906           Strait Line         10 Years                 $117,514                      $152,392
Equipment                                                                                                                                             303,176            Strait Line         3-5 Years                 224,920                          78,256
                                                                                                                                                              $573,082                                                                       $342,434                     $230,648
                                                                                                                                                              ======                                                                        ======                      =======

Total depreciation expense for the year at December 31, 2006 and 2005 was 65,836 and 66,865 respectively.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(UNAUDITED)
(Continued)

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of December 31, 2006 and 2005.

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
December 31, 2006
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

NOTE 3 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,900,000 to be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2006 Net Operating Losses $ 96,425 Depreciation 65,836 Valuation Allowance (162,261) - ========

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

2006 Provision (Benefit) at US Statutory Rate (240,000) Depreciation (38,000) Increase (Decrease) in Valuation Allowance 278,000 - ========

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - OPERATING LEASE COMMITMENTS

The Company’s operating facility is a New York City-owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis. Rent expense on this space was $61,398 for the nine months ended December 31, 2006.

NOTE 5 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year Lease Payment 2006 $ - 2007 12,065 2008 8,623 2009 - 2010 - Total $ 20,688 =======

DIAMOND RANCH FOODS, LTD
OTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(UNAUDITED)
(Continued)

NOTE 6 - NOTES PAYABLE

As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time. As of December 31, 2006 the outstanding balance of the note is $25,742.

Factoring Line of Credit

On August 28, 2006, the Company entered into an agreement with a factoring corporation. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Corporations discretion. A discount charge of nine tenths of one per cent is charged, with increases based upon a time frame of receivables outstanding. Receivables over 90 days are returned to the Company.

These factoring lines of credit have been treated as a secured financing arrangement. As of December 31, 2006, the company had factored receivables in the amount of $1,657,689. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 7 - LOANS PAYABLE

As of December 31, 2006 the Company has an outstanding note payable to a shareholder in the amount of $1,551,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009. As of December 31, 2006 interest due on this loan and the loan that follows equals $107,680.

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

May 1, 2004 Assets: $ - ========= Liabilities: $ - Equity: Common Stock 2,569 Paid-In Capital 5,333 Retained Deficit - Total Stockholders Equity - Total Liabilities and Equity $ - =========

The aggregate purchase price was 25,692,501 common shares.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

During the quarter ended December 31, 2006 the Company issued 5,000,000 shares of stock. Of this total 3,000,000 was issued for cash at prices between 8 and 10 cents, and 2,000,000 for services at the market price of 8 cents to be amortized over the life of the contract expiring in April 2008.

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

SALES

Our revenues from operations for the three months ended December 31, 2006 were $3,925,441 compared to $3,196,133 for 2005, a 18.6% increase or $729,308.

Revenues for the nine months were $9,562,396 for 2006 compared to $9,983,434 for 2005 a decrease of $421,038 or 4.2%.

While the above indicates less sales, the drop we believe is solely due to the fact that we upgraded the type of product we are selling to those products at a higher markup.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended December 31, 2006 was $3,279,186, generating a gross profit of $646,253, or 16.5%.

Cost of Sales for the same period in 2005 was $2,674,809, resulting in a gross profit of $521,524 or 16.3%.

Revenues increased by 18.6% in comparison to the three months in 2005, this increase is a direct result of the company's continued sales growth.

Cost of Sales for the nine months were $7,684,664 compared to $8,437,429 in 2005 resulting in a gross profit in 2006 of $1,877,732 compared to $1,546,005 in 2005. Gross Profit as a percentage of sales increased in 2006 to 19.63 from 15.49%. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to outsourcing manufactured products and various conditions outside the control of the Company.

For the nine months ended December 31, 2006, we have increased our margins by outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2006. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele. We acquired the client list of Steiger Meats in September 2004 in exchange for 200,000 shares of restricted common stock, recorded at $0.39 per share, adding approximately 40-50 new customers to our existing roster and representing less than 10% of our gross annual sales. The intangible asset created by this acquisition had been written off in the third quarter ended December 31, 2004 as is reflected in our Statement of Operations for the fiscal year ended March 31, 2005. These customers have continued their patronage with our company through the quarter ended December 31, 2006 and have increased their order sizes to include additional items we offer. Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains, introducing our products to additional locations. Our second largest client, who is responsible for approximately 3.1% of our gross sales, manages almost 20 separate accounts that are current users of our products.

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

EXPENSES

Our expenses for the three months ended December 31, 2006 was $911,981, which was a increase of $246,559 over the amount of 665,422 for the three months ended December 31, 2005. This increase was mostly attributable to increases in our sales force and general and administrative costs.

Our expenses for the nine months were $1,977,577 compared to $1,962,614 a decrease of $14,963. Payroll reductions for the nine months were offset by higher general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2006; the Company's cash used in operating activities totaled $920,975 and cash provided by financing activities was $908,955.

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

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel we are improving since our losses have decreased. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

From July 1, 2006 to September 30, 2006 the Company issued 4,800,000 shares of stock valued at between .10 and .24 cents per share

From October 1, 2006 to December 31, 2006 the Company issued 5,000,000 shares of stock at prices between .08 and .10 cents per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarterly reporting period ended December 31, 2006.

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

Diamond Ranch Foods, Ltd.   (Registrant)

DATE: February 9, 2007

By: /s/ Louis Vucci, Jr.
Louis Vucci, Jr., President and Director

DATE: February 9, 2007

By: /s/ William DeMarzo
William DeMarzo, Chief Financial Officer