Form 10KSB
period 2007-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2007-06-29
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007 ------------------ Commission file number 000-51206 -----------------

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

Yes [ ] No [ X ]

Issuer's revenues for its most recent fiscal year: $12,750,457

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of June 21, 2007, there were 68,896,150 shares of the Issuer's common stock, par value $0.0001, issued. Documents Incorporated By Reference: NONE

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

Distribution

Our fleet of refrigerated trucks delivers orders throughout the NY Metropolitan area. We can also ship anywhere from coast to coast via common carrier.

Our delivery truck fleet consists of eight (8) vehicles described as follows:

2006 and 2007 Mitsubishi FE180 Trucks
2004 Mitsubishi FEHD Truck
2002 UD Nissan 1400

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

CUSTOMERS

There are no material contracts between the company and any of our customers. We operate an order/invoice method of operations. We have a broad and sizable customer base which does not leave us dependent on any one or even a few customers for revenue. Our largest customer comprises approximately 3.2% of our business, and our second largest comprises approximately 3.0%.

Our customers include:

TGI Friday's
Madison Square Garden
The Hilton Group
Sparks Steak House

Sheraton Hotels

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

6.) RISK OF FUTURE DILUTION

There are 68,896,150 shares of our common stock issued and outstanding as of June 21, 2007. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

7.) RISKS OF REDUCED LIQUIDITY OF "PENNY STOCKS."

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share and that is not traded on a national stock exchange, NASDAQ or the NASDAQ National Market System. Now, or sometime in the future, penny stocks could be removed from NASDAQ or the NASDAQ National Market System or the securities may become subject to rules of the Commission that impose additional sales practice requirements on broker-dealers effecting transactions in penny stocks. In most instances, unless the purchaser is either (i) an institutional accredited investor, (ii) the issuer, (iii) a director, officer, general partner or beneficial owner of more than five percent (5%) of any class of equity security of the issuer of the any stock that is the subject of the transaction, or (iv) an established customer of the broker-dealer, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, on any transaction involving a penny stock, the rules of the Commission require, among other things, the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market and the risks associated with investing in penny stocks. The broker dealer also must disclose the commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, among other requirements, monthly statements must be sent to the purchaser of the penny stock disclosing recent price information for the penny stock held in the purchaser's account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker dealers to sell the securities in any secondary market that may develop.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are quoted and traded from time to time on the OTC.BB with the trading symbol "DFDR."

The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years.. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                HIGH           LOW
First Quarter ended 06/30/05                $   0.22       $    0.09

Second Quarter ended 09/30/05           $   0.13       $    0.08

Third Quarter ended 12/31/05               $   0.25       $    0.063

Year ended 03/31/06                               $   0.23       $    0.08

First Quarter ended 06/30/06                 $   0.40       $    0.12
Second Quarter ended 09/30/06            $   0.25       $   0.10
Third Quarter ended 12/31/06                $   0.179     $   0.06
Year ended 03/31/07                                $   0.174     $   0.08

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

As of June 21, 2007, there were approximately 540 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ANALYSIS OF OPERATIONS: 2007 AND 2006 RESULTS

SALES

Our revenues from operations for the year ended March 31, 2007 were $12,750,457 compared to $12,815,011 in 2006 which was generated from the sale of our meat products and services. The slight decrease was due to reductions in sales to customers which were less profitable than our goals.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2007 was $10,383,430, generating a gross profit of $2,367,027. (18.56%).

Our gross profit has increased from 14.87% from the prior year ended March 31, 2006.  Management expects gross profits to increase as revenues increase and the cost of sales decrease. The decrease in costs can be attributed to many factors, including, but not limited to better purchasing methods, better mix of product sales generating higher profits and better management control.

We have operated on the same margins with no changes in the types of products sold or services provided from one period to the next. We attribute our growth to new customers and sales accounts and a higher volume of products being sold through these means. The addition to our customer base was achieved by increased sales efforts made by our management team through standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.  Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains.

GENERAL AND ADMINISTRATIVE

Our Payroll expenses for the year ended March 31, 2007 was $881,365, which was a decrease of $66,504 over the amount of $947,869 for the year ended March 31, 2006. This decrease is attributable to the payment of sales commissions rather than salaries as remuneration for our sales force.

Our Factoring expense for the year ended March 31, 2007 was $374,182, which was an increase of $57,184 from the amount of $316,998 for the year ended March 31, 2006. This increase is attributable to the increased amount of factored receivables. Over the next 12 months we intend to collect accounts receivable at a faster rate keeping the factor's service fees at their lowest percentage level.

Our rent expense for the year ended March 31, 2007 was $230,802, which was an increase of $69,808 over the year ended March 31, 2006. This increase was mostly attributable to increased rental expense for trucks and equipment.

Our Sales Commission for the year ended March 31, 2007 was $373,748, which was an increase of $81,280 over the amount for the year ended March 31, 2006. This increase is attributable to the sales volume increases from our commissioned sales representatives. We anticipate sales commissions to increase between 3-5% as our sales continue to increase over the next 12 months.

General and Administrative costs increased to $1,288,314 from $646,423 mainly due to higher bank charges and fees, higher stock for services and bad debts for non factored receivables.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our current methods, which include borrowing and factoring. We are able to satisfy our cash requirements, material commitments, and applicable filing fees anticipated under our obligations of the Exchange Act.

We intend to continue using an invoice factoring company in the short-term and over the next 12 months to fund our accounts receivable. We expect to finalize an agreement with a purchasing agent which would provide better terms for purchasing of our goods which could substantially effect our gross profit in a positive way, enabling us to become profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had working capital of $574,955. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans include acquiring existing businesses in our industry, evaluating and introducing new product lines, and obtaining financing to provide working capital. We are actively pursuing alternatives, although no firm commitments have been obtained. In the interim, shareholders have committed to meeting our operating expenses. Although management believes these efforts will be successful, there is no assurance any of these efforts will succeed.

The Company has been meeting its capital requirements through the sale of its Common Stock, Notes Payable, Factoring of Receivables, and Related Party Loans.

For the twelve months ended March 31, 2007, the Company's cash used in operating activities totaled $580,040. Cash used in investing activities was $2,539,740, and cash provided by financing activities was $2,539,183.

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

We expect to become profitable within the next twelve months based on our current growth trend. If sales continue to increase, we may elect to purchase/lease one (1) or more pieces of new equipment depending on inflated product demand. However, no new equipment is necessary to satisfy current operations or anticipated sales order increases within the next twelve months.

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

GOING CONCERN OPINION BY COMPANY AUDITOR

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred a net loss for the years ended March 31, 2007 and 2006.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2007 and 2006, and have made modifications to our present-day operations accordingly. We feel our attempts to be more efficient have proven viable since our cost of sales for the year ended March 31, 2007 have decreased compared to those for the year ended March 31, 2006. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe further increases in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

We intend to expand our business primarily through acquisitions, which would require obtaining debt or equity financing as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. Although no terms have been finalized or contracts signed, several investors have showed strong interest in funding our business.  We expect to raise capital either through a debt or equity transaction, despite our negative cash flows because the terms of the capital raise would be subject and pursuant to the merit of each acquisition candidate. The acquisitions contemplated are all profitable companies and are engaged in a similar business so economies of scale will also allow our company, as the parent company, to benefit from the elimination of negative cash flow due to the incorporation of the acquisition into our business. Favorable financing terms would consist of a convertible debenture with an interest rate in the range of 6-8%. We would insist on a fixed conversion price converting the debt into common stock at a par with the current market price or at a premium to it.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended March 31, 2007  have been examined to the extent indicated in their reports by Gruber & Company LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the current fiscal year we changed auditors to Gruber & Company LLC. The move was approved by our Board of Directors. There were no disagreements with our previous auditors.

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

NAME POSITION AGE Joseph Maggio Chairman/CEO/Director 49 Louis Vucci, Jr. President/Director 38 Philip Serlin Chief Operations Officer/Director 65 William DeMarzo CFO 50

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

FAMILY RELATIONSHIPS

The familial relationships existing between the directors and officers are as follows:

1. William DeMarzo, Chief Financial Officer is the brother-in-law of Joseph Maggio, Chairman, CEO, and Director .

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers has, during the past five years,

1.      had any  bankruptcy  petition filed by or against any business of which such person was a general partner or executive  officer,  either at the time of the bankruptcy or within two years prior to that time,

2.      been  convicted in a criminal  proceeding  and none of our directors or executive officers is subject to a pending criminal proceeding,

3.      been  subject  to any order,  judgment,  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining,  barring, suspending or otherwise limiting his involvement in any type of business, securities,  futures, commodities or banking activities, or

4.      been found by a court of competent  jurisdiction  (in a civil  action), the Securities and Exchange Commission or the Commodity Futures Trading Commission  to  have   violated  a federal  or  state   securities  or commodities law, and the judgment has not been reversed,  suspended, or vacated.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2007, the Company believes that all reports were timely filed by such persons.

ITEM 10. EXECUTIVE COMPENSATION.

During the fiscal year ended March 31, 2007, none of our executive officers or directors received an annual salary and bonus that exceeded $100,000 for the year ended March 31, 2007. The following table sets forth information as to the compensation paid or accrued to following executive officers and directors for the year ended March 31, 2007:

                                                  SUMMARY COMPENSATION TABLE
                    Annual Compensation                                           Long Term Compensation
Annual Compensation
                                                                    Awards                           Payouts

Name and Principal  Year           Salary      Bonus    Other Annual Restricted     Securities        LTIP       All Other
Position                                                Compen-sationStock Award(s) Underlying        Payouts    Compen-
                                                                                   Options/SARs                 sation
Joseph Maggio    Year ended    $129,500     $0   $0         $0           0             $0       $0
Chairman/CEO     03/31/07

Louis Vucci, Jr. Year ended $0 $0 $0 $0 0 $0 $0 President 03/31/07 Philip Serlin Year ended $0 $0 $0 $0 0 $0 $0 COO 03/31/07 William DeMarzo Year ended $49,500 $0 $0 $0 0 $0 $0 CFO 03/31/07

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

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

                      NAME AND                               COMMON SHARES                  PERCENTAGE OF
                    ADDRESS OF                               BENEFICIALLY                     COMMON
               BENEFICIAL OWNER (1)                           OWNED (2)                        STOCK
Joseph Maggio                                                   11,200,000                      16.25
Louis Vucci, Jr.                                                13,800,000                      20.03
Philip Serlin                                                    1,000,000                       1.45     William DeMarzo                                                  1,000,000                       1.46
All Officers and Directors as a group (4 in number)             27,000,000                       39.19

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2007, shareholders have advanced the Company $272,554 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as subordinated Debt

As of March 31, 2007, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $1,651,000. The note is payable in lump-sum including interest at 5% on September 30, 2009. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

ITEM 13. EXHIBITS.

Exhibits Required by Item 601 of Regulation S-B:

3.1 Articles of Incorporation - Previously filed.

3.2 Corporate Bylaws - Previously filed.

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered during 2007 and 2006:

           Service                          2007                       2006
------------------------------      ------------------        ------------------
Audit Fees                          $           10,000        $           15,000
Audit-Related Fees                                   -                         -
Tax Fees                            $                -                         -
                                    ------------------        ------------------
Total                               $           10,000        $           15,000
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

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

CONTENTS

Independent Auditor's Report   ..............................................................................................3

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DIAMOND RANCH FOODS, LTD.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2007 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2007 and the results of its' operations and its' cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Comp any will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
June 24, 2007

DIAMOND RANCH FOODS, INC
BALANCE SHEETS

                                                                                       March 31,
ASSETS:                                                                         2007              2006
                                                                         ------------------------------------
Current Assets:

     Marketable Securities                                                        1,320,690             -
    Accounts Receivable-Factored                                                 1,233,231         1,226,684

     Accounts Receivable-Non Factored(Net)                                           27,321           427,710
     Inventory                                                                      121,786           169,827
     Prepaid Expenses                                                               202,353           140,000

                                                                          ------------------------------------

         Total Current Assets                                                    2,905,381         1,964,221
                                                                         ------------------------------------

Fixed Assets - Net                                                                  218,384           308,669
                                                                         ------------------------------------

Other Assets:

    Cash Exchange                                                                      -               6,500
    Deposits                                                                         3,335            11,800
                                                                         ------------------------------------

         Total Other Assets                                                          3,335            18,300
                                                                         ------------------------------------

    Total Assets                                                               $ 3,127,100       $ 2,291,190
                                                                         ====================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank Overdraft                                                               $ 493,021         $ 211,915
    Accounts Payable and Accrued Expenses                                          888,100         1,518,979
    Factoring Line of Credit                                                       917,926         1,406,645
    Exchange Note                                                                     -              240,000
    Notes Payable                                                                   19,314           107,303
    Capital Lease Obligation                                                        12,065             9,959
                                                                         ------------------------------------

         Total Current Liabilities                                               2,330,426         3,494,800
                                                                         ------------------------------------

Non-current Liabilities:
    Capital Lease Obligation                                                         6,077            18,228
    Shareholder Loans                                                            1,651,000           971,000
    Interest Payable                                                               128,943            58,925
                                                                         ------------------------------------
         Total Long Term Liabilities                                             1,786,020         1,048,152
                                                                         ------------------------------------

TOTAL LIABILITIES                                                                 4,116,446         4,542,953
                                                                         ------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $.0001, 20,000,000 shares
         Authorized, 0 shares issued at March 31, 2006 and 2005                          -                 -
    Common Stock, par value $.0001, 500,000,000 shares
         Authorized, 68,896,150 and 57,696,150 shares issued at

         March 31, 2007 and 2006                                                     6,890             5,769
    Additional Paid-In Capital                                                   3,937,389         1,116,634

     Subordinated Debt                                                              272,554           492,100
    Other comprehensive loss                                                      (360,745)                -
    Retained Earnings (Deficit)                                                 (4,845,434)       (3,866,266)
                                                                         ------------------------------------

         Total Stockholders'(Deficit)                                            (989,346)       (2,251,763)
                                                                         ------------------------------------

         Total Liabilities and Stockholders' Equity                            $ 3,127,100        $ 2,291,190
                                                                         ====================================

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS

                                                                    March 31,
                                                           2007                 2006
                                                    -----------------------------------------
Revenues                                                    $ 12,750,457         $ 12,815,011
Cost of Goods Sold                                            10,383,430           10,899,404
                                                    -----------------------------------------
Gross Profit                                                   2,367,027            1,915,607

Expenses:
    Payroll                                                     881,365              947,869
    Factoring Fee                                               374,182              316,998
    Rent Expense                                                230,802              161,994
    Depreciation and Amortization                                89,729               89,347
    General and Administrative                                1,289,314              646,423
    Sales Commission                                            373,748              292,468
                                                    -----------------------------------------

     Total Expenses                                           3,239,140            2,455,099
                                                    -----------------------------------------

Net (Loss) from Operations                                     (872,113)             (539,492)

Other Income (Expense):
  Interest Income                                               15,040                   -
  Realized Loss on Securities                                  (35,570)                  -
  Interest Expense                                             (86,525)              (57,962)

                                                     -----------------------------------------

    Net Loss                                               $ (979,168)         $   (597,454)
                                                    =========================================

Basic & Diluted (Loss) Per Share                           $       (0.02)      $      (0.01)
                                                    =========================================

Weighted Average Shares Outstanding                           63,530,397           56,697,592
                                                    =========================================

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF COMPREHENSIVE INCOME

                                                                        March 31,
                                                              2007                 2006
                                                    -----------------------------------------

Net Loss                                                    $   (979,168)          $ (597,454)

  Unrealized Loss on Securities                                (360,745)                  -

                                                     -----------------------------------------

    Comprehensive Loss                                     $ (1,339,913)          $  (597,454)
                                                     =========================================

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Additional
                                                Preferred Stock       Common Stock       Paid-in       Retained
                                                  Shares  Amount      Shares   Amount     Capital       Earnings       Sub. Debt      Total
                                                 -------------------------------------------------------------------------------------------

Balance, April 1, 2005                                 -        - 56,621,150     5,662     963,992      (3,268,812)      492,100  (1,807,058)

Shares issued in exchange for settlement of
accounts payable                                       -        -     75,000         7      12,742               -          -         12,749
Stock Issued for Services                              -        -  1,000,000       100     139,900               -          -        140,000

Net Loss                                               -        -          -         -           -        (597,454)         -       (597,454)
                                                  -------------------------------------------------------------------------------------------

Balance, March 31, 2006                                -  $     - 57,696,150  $  5,769  $1,116,634      $(3,866,266) $   492,100  $(2,251,763)
                                                 ===========================================================================================

Shares Issued for Cash                                 -       -   8,950,000       896     830,104              -             -       831,000

Shares Issued for Services                             -       -   2,250,000       225     197,275              -             -       197,500

Reduction of Debt                                      -       -           -        -            -              -        (219,546)   (219,546)

Shareholder Contribution                               -       -           -        -     1,793,376             -              -    1,793,376

Net Loss                                               -       -           -        -             -         (979,168)          -     (979,168)

                                                ---------------------------------------------------------------------------------------------

Balance, March 31, 2007                               -    $    -  68,896,150   $  6,890 $3,937,389     $ (4,845,434)   $272,554    $(628,601)

Other Comprehensive Income

                                                                                                        (360,745)

                                                                                                                                 ------------

Balance, March 31, 2007                                                                                                         $   (989,346)

                                                                                                                             ============

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

                                                                                        For the year ended
                                                                                           March 31,
                                                                                    2007               2006
                                                                              -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         $  (979,168)    $     (597,454)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                          89,729            89,347

Other comprehensive loss                                                             (360,745)                -
(Increase) in Marketable Securities                                                (1,320,690)                -
(Increase) Decrease in Inventory                                                       48,041            (5,918)
(Increase) Decrease in Accounts Receivable                                            393,842          (346,295)
(Increase) Decrease in Deposits and Prepaids                                          (47,388)         (136,500)
Stock Issued in Exchange for Services                                                 197,500               107
(Decrease) Increase in Accounts Payable and Accrued Expenses                         (630,879)          261,559
(Decrease) Increase in reclass of AP to Notes Payable (Brooks)                            -             107,303
(Decrease) Increase in Interest Payable                                                70,018            47,811
                                                                              -------------------------------------
     Net Cash Provided by Operating Activities                                    (2,539,740)         (580,040)
                                                                              -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment- Net                                                                            557           (57,644)

                                                                              -------------------------------------
     Net Cash Used in Investing Activities                                               557            (57,644)
                                                                              -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                  (10,045)          (11,037)
Factoring Payable                                                                    (488,719)           60,552
Shareholder Loans                                                                     680,000           552,400
Payments on Notes Payable                                                            (327,989)               -

Payments on Related Party Debt                                                       (219,546)               -
Stock Issued in Exchange for Cash                                                     831,000                -
Contribution of Capital from Stockholders                                           1,793,376           152,642
Bank Overdraft                                                                        281,106          (116,873)
                                                                              -------------------------------------
     Net Cash Used in Financing Activities                                          2,539,183          637,684
                                                                              -------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                        -                -
Cash and Cash Equivalents at Beginning of Period                                            -                -
                                                                              -------------------------------------
Cash and Cash Equivalents at End of Period                                     $            -       $        -
                                                                              =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                      $            -       $         -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for services                                                      $        197,500     $        107

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND MARCH 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred a net loss for the year ended March 31, 2007 and has a negative equity.  These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2007, depreciation is computed as follows:

                                                                                Accumulated
                              Cost              Method           Life         Depreciation             Net
                        ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Straight Line     10 Years                124,262            $145,644
Office Equipment                   314,806    Straight Line    3-5 Years                242,066              72,740
                        ------------------                                 -------------------- --------------------
                                 $584,712                                             $366,328            $218,384
                        ==================                                 ==================== ===================

        As of March 31, 2006, depreciation is computed as follows:

                                                                               Accumulated
                              Cost              Method           Life         Depreciation             Net
                        ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Straight Line     10 Years                $97,271            $172,635
Office Equipment                   329,311    Straight Line    3-5 Years                193,277             136,034
                        ------------------                                 -------------------- --------------------
                                 $599,217                                             $290,548            $308,669
                        ==================                                 ==================== ===================

Total depreciation expense for the year ended March 31, 2007 and 2006 was $89,729 and $89,347.

Earnings per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

There are no dilutive outstanding common stock equivalents as of March 31, 2007 and 2006.

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

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes (if any), are recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the year ended March 31, 2007, the Company sold available-for-sale securities for a realized loss of $35,570, which is included in other income (expense).

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and  judges that decline to be other-than-temporary.

Advertising

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is  currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

NOTE 3 - MARKETABLE SECURITIES

In February 2007, a stockholder contributed to capital marketable securities consisting of free trading stock in a public entity. The Company valued this contribution at the market price. The Company then sold a small part of their position realizing a loss on securities of $35,570. At March 31, 2007 the Company valued the security at market, which resulted in an unrealized loss of $360,745. At March 31, 2007 the Company held 6,289,000 shares of stock valued at .21 per share for a value of $1,320,690.

NOTE 4 - INCOME TAXES

As of March 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,700,000 be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                2007                2006
                         ------------------  ------------------
Net Operating Losses                872,113             557,003
Depreciation                           -                 53,120
Valuation Allowance                (872,113)          (620,123)
                         ------------------  ------------------
                                         -                   -
                         ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                  2007             2006
                                           ------------------  ---------------
Provision (Benefit) at US Statutory Rate            (392,451)        (256,221)
Depreciation                                            -             (24,435)
Increase (Decrease) in Valuation Allowance           392,451          280,656
                                           ------------------  ---------------
                                                           -                -
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

Total lease expense for the year ended March 31, 2007 and 2006  was $96,816 and $81,964

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year Lease Payment ------------------- -------------------- 2008 12,065 2009 6,077 2010 - -------------------- Total $18,142 ====================

NOTE 7- NOTES PAYABLE

As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time. As of March 31, 2007 the outstanding balance of the note is $19,314..

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

These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2007, the company had factored receivables in the amount of $1,233,231. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of March 31, 2007 the Company has an outstanding note payable to a shareholder in the amount of $1,551,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.  As of March 31, 2007interest due on this loan and the loan that follows equals $128,943.

In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

Both loans have been classified as long term loans payable.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2007, shareholders have advanced the Company $272,554 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Subordinated Debt as it is their intention to convert this loan to capital.

NOTE 10 - STOCK TRANSACTIONS

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

During the quarter ended March 31, 2007 the Company issued 250,000 shares for services at .14 per share.

NOTE 11 - SUBSEQUENT EVENTS

In June of 2007, the Company settled their note obligation referred to in note 7 (A) for $10,000.

In May of 2007 the Company changed factoring agents for slightly better terms than its predecessor enumerated also in note 7.

As of June 21, 2007 the market value of the securities referred to in note 3, had dropped to .09 cents per share from .21 per share at March 31, 2007. As of June 21, 2007 the market value of the securities would have decreased by approximately 58% or $766,000.

As of June 15, 2007 the Company has agreed in principle with a Company to act as it purchasing agent whereby the agent would guarantee payments to the suppliers of the Company, which would enable the Company to gain substantially better terms and prices for their products. In turn the Company, if the agreement is finalized will agree to issued the agent an unspecified amount of restricted stock for consideration

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

Date: June 27, 2007 By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 27, 2007       /s/ Joseph Maggio
                                        Joseph Maggio, Chairman, CEO, and Director

Date:  June 27, 2007      /s/ Louis Vucci, Jr.
                                      Louis Vucci, Jr., President and Director

Date:  June 27, 2007      /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director

Date:  June 27, 2007       /s/ William DeMarzo
                                        William DeMarzo, Chief Financial Officer

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph Maggio, Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Diamond Ranch Foods, Ltd ;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 27, 2007

/s/ Joseph Maggio

Joseph Maggio

Chief Executive Officer

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William DeMarzo, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Diamond Ranch Foods, Ltd;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 27, 2007

/s/William DeMarzo

William DeMarzo

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Joseph Maggio, Chief Executive Officer of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 27, 2007	/s/ Joseph Maggio Joseph Maggio Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), William DeMarzo, Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 27, 2007	/s/ William DeMarzo William DeMarzo Chief Financial Officer