Form 10QSB
period 2007-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2007-08-13
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

Diamond Ranch Foods, Ltd.
 (Exact name of small business issuer as specified in its charter)

NEVADA 20-1389815 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)

555 West Street
New York, NY 10014
(Address of principal executive offices)

(212) 807-7600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a shell company. Yes [  ]  No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2007, there were 68,896,150 shares of the Issuer's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [   ]  No [  X ]

DIAMOND RANCH FOODS, LTD
BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                     June 30,           March 31,
ASSETS:                                                                                 2007               2007
                                                                                  ---------------    ---------------
Current Assets:

     Cash in Bank                                                                      $  123,194       $      -

     Marketable Securities                                                                282,310         1,320,690

     Accounts Receivable-Factored                                                       1,493,623         1,233,231

     Accounts Receivable-Non Factored-net                                                  77,294            27,321
    Inventory                                                                            278,406            121,786
    Prepaid Expenses                                                                     159,118            202,353
                                                                                  ---------------    ---------------

         Total Current Assets                                                          2,413,945          2,905,381
                                                                                  ---------------    ---------------

Fixed Assets - Net                                                                        200,652            218,384
                                                                                  ---------------    ---------------
Other Assets:
    Deposits                                                                               3,335              3,335
                                                                                  ---------------    ---------------

         Total Other Assets                                                                3,335              3,335
                                                                                  ---------------    ---------------

    Total Assets                                                                     $ 2,617,932        $ 3,127,100
                                                                                  ===============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank Overdraft                                                                     $      -           $ 493,021
    Accounts Payable and Accrued Expenses                                              1,401,059            888,100
    Factoring Line of Credit                                                           1,300,369            917,926
    Notes Payable                                                                             -              19,314
    Capital Lease Obligation                                                              10,182             12,065
                                                                                  ---------------    ---------------

         Total Current Liabilities                                                     2,711,610          2,330,426
                                                                                  ---------------    ---------------

Non-current Liabilities:
    Capital Lease Obligation                                                               5,415              6,077
    Shareholder Loans                                                                  1,651,000          1,651,000
    Interest Payable                                                                     150,206            128,943
                                                                                  ---------------    ---------------
         Total Long Term Liabilities                                                   1,806,621          1,786,020
                                                                                  ---------------    ---------------

TOTAL LIABILITIES                                                                       4,518,231          4,116,446
                                                                                  ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $.0001, 20,000,000 shares
         Authorized, 0 shares issued at June 30 and March 31, 2007                             -                  -
    Common Stock, par value $.0001, 500,000,000 shares
         Authorized, 68,896,150 and 68,896,150 shares issued at
         June 30 and March 31, 2007                                                        6,890              6,890
    Additional Paid-In Capital                                                         3,937,389          3,937,389
    Subordinated Debt                                                                    172,554            272,554

     Other Comprehensive Loss                                                            (744,885)        (360,745)
    Retained Earnings (Deficit)                                                       (5,272,247)        (4,845,434)
                                                                                  ---------------    ---------------

         Total Stockholders' Equity                                                   (1,900,299)       (989,346)
                                                                                  ---------------    ---------------

         Total Liabilities and Stockholders' Equity                                  $ 2,617,932         $ 3,127,100
                                                                                  ===============    ===============

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
 (UNAUDITED)

                                                                 For the Three Months Ended
                                                                         June 30,
                                                                2007                 2006
                                                          -----------------    ------------------
Revenues                                                        $ 3,548,389           $ 2,747,447
Cost of Goods Sold                                                2,712,707             2,139,182
                                                          -----------------    ------------------
Gross Profit                                                        835,682               608,265

Expenses:
    Payroll                                                        255,891               157,820
    Factoring Fee                                                   74,482                78,504
    Rent Expense                                                    65,913                57,314
    Depreciation and Amortization                                   17,732                20,000
    General and Administrative                                     313,387                94,876
    Sales Commission                                               109,322                72,551
                                                          -----------------    ------------------

     Total Expenses                                                836,727               481,064
                                                          -----------------    ------------------

Operating Income (Loss)                                            (1,045)             127,201

  Interest Expense                                                 (24,120)            (18,501)

   Realized (loss) on securities                                   (418,076)                  -

   Other income                                                      16,427                   -

    Net Profit (Loss)                                       $     (426,814)      $        108,701
                                                          =================    ==================

Basic & Diluted Income (Loss) Per Share                     $        (0.01)      $         (0.00)
                                                          =================    ==================

Weighted Average Shares Outstanding                            68,896,150             58,672,261
                                                          =================    ==================

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

                                                                                        For the three months ended
                                                                                                June 30,
                                                                                        2007                2006
                                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                                                    $    (426,814)       $    108,701
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                               17,732              20,000

Other Comprehensive loss                                                                 (384,140)
(Increase) Decrease in Inventory                                                          (156,620)            (53,523)
(Increase) Decrease in Accounts Receivable                                                (310,365)            162,381
(Increase) Decrease in Deposits and Prepaids                                                43,235              21,500
Stock Issued in Exchange for Services                                                            -                 -

Decrease in Marketable securities                                                        1,038,380
(Decrease) Increase in Accounts Payable and Accrued Expenses                               512,959            (341,509)
(Decrease) Increase in Interest Payable                                                     21,264              12,928
                                                                                   ----------------    ----------------
     Net Cash Used in Operating Activities                                                355,631            (69,522)
                                                                                   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                                                                            -                 -
                                                                                   ----------------    ----------------
     Net Cash Used in Investing Activities                                                       -                 -
                                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation                                                         (2,545)            (2,408)
Factoring Payable                                                                           382,443           (128,245)
Shareholder and Related Party Debt                                                        (100,000)           138,490

Notes Payable                                                                               (19,314)          (89,683)
Stock Issued in Exchange for Cash                                                               -              185,000
Bank Overdraft                                                                            (493,021)           (33,632)
                                                                                   ----------------    ----------------
     Net Cash Provided by Financing Activities                                           (232,437)            69,522
                                                                                   ----------------    ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                                        123,194                  -
Cash and Cash Equivalents at Beginning of Period                                                  -                  -
                                                                                   ----------------    ----------------
Cash and Cash Equivalents at End of Period                                          $       123,194     $            -
                                                                                   ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                          $         2,856     $        5,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for services                                                           $             -     $           -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
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

The Company has incurred a net loss of $426,814 for the quarter ended June 30, 2007 and had a negative current ratio of $297,665.

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

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Florida on November 30, 1942 under the name Jerry's Inc. The Company ceased all operating activities during the period from January 1, 1998 to March 8, 2004 and was considered dormant. On March 8, 2004 the Company changed its domicile to the State of Nevada. On March 30, 2004, the company changed its name to Diamond Ranch Foods, Ltd.

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

Nature of Business

The Company is a meat processing and distribution company located in the historic Gansevoort "meatpacking district" in lower Manhattan, NY. The Company’s operations consist of packing, processing, labeling, and distributing products to a customer base, including, but not limited to in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Diamond Ranch Foods, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collection ability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2007, depreciation is computed as follows:

                                                                                  Accumulated
                              Cost              Method           Life           Depreciation             Net
                        ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Straight Line       10 Years             $131,010           $138,896
Equipment                          314,806    Straight Line      3-5 Years              253,050             61,756
                        ------------------                                 -------------------- -------------------
                                 $584,712                                              $384,060           $200,652
                        ==================                                 ==================== ===================

        As of March 31, 2007, depreciation is computed as follows:
                                                                               Accumulated
                              Cost              Method           Life         Depreciation             Net
                        ------------------ ----------------- ------------- -------------------- -------------------
Leasehold Improvements            $269,906    Straight Line       10 Years             $124,262           $145,644
Office Equipment                   314,806    Straight Line      3-5 Years              242,065             72,741
                        ------------------                                 -------------------- -------------------
                                  $584,712                                             $366,327           $218,385
                        ==================                                 ==================== ===================

Total depreciation expense for the quarters ended June 30, 2007 and 2006 was $17,732 and $20,000.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2007 and 2006.

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

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the quarter ended June 30, 2007, the Company sold available-for-sale securities for a realized loss of $418,076 which is included in other income (expense).

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and  judges that decline to be other-than-temporary.

Advertising

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008[see fiscal year beginning date two paragraphs below] The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007[see fiscal year beginning date two paragraphs above] The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

NOTE 3-MARKETABLE SECURITIES

In February 2007, a stockholder contributed to capital marketable securities consisting of free trading stock in a public entity. The Company valued this contribution at the market price. The Company then sold a small part of its position realizing a loss on securities of $35,570. At March 31, 2007 the Company valued the security at market, which resulted in an unrealized loss of $360,745. At March 31, 2007 the Company held 6,289,000 shares of stock valued at .21 per share for a value of $1,320,690.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

For the quarter ended June 30, 2007 the Company incurred an unrealized loss of $384,140 and held shares valued at $.07 totaling $282,310.

NOTE 4 - INCOME TAXES

As of June 30, 2007, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $4,700,000 to be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                         2007                2006
                                  ------------------  ------------------
Net Operating Losses                              -            118,644
Depreciation                                      -             20,000
Valuation Allowance                               -            138,644
                                  ------------------  ------------------
                                                  -                  -
                                  ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                  2007                2006
                                           ------------------  ------------------
Provision (Benefit) at US Statutory Rate                 -             (256,221)
Depreciation                                             -              (24,435)
Increase (Decrease) in Valuation Allowance               -               280,656
                                           ------------------  ------------------
                                                         -                   -
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

Total lease expense for the quarters ended June 30, 2007 and 2006 was $20,466 and $20,576.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

Year Lease Payment ------------------- -------------------- 2008 7,785 2009 7,812 2010 - -------------------- Total $15,597 ====================

NOTE 7 - NOTES PAYABLE.

As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company satisfied this obligation during the quarter ended June 30, 2007.

Factoring Line of Credit

In May of 2007, the Company entered into an agreement with a factoring corporation. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Company’s discretion. A factoring fee calculated by taking the gross face value of each purchased receivable and multiplying it by fifty seven hundredths of one percent for each day or part thereof, provided however that the factoring fee for any purchased receivable shall not be less than $2.25. In addition a finance fee calculated at .0067 for each day or part there of, commencing on the date which is 31 calendar days after the date said purchased receivable is first purchased by the buyer until the date and said purchased receivable is paid in full.

The maximum credit allowed is $2,500,000, with the maximum factoring volume at $5,000,000.

These factoring lines of credit have been treated as a secured financing arrangement. As of June 30, 2007, the Company had factored receivables in the amount of $1,493,623. Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

Note 8 - LOANS PAYABLE

As of June 30, 2007, the Company has an outstanding note payable to a shareholder in the amount of $1,551,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.  As of June 30, 2007interest due on this loan and the loan that follows equals $150,206.

In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

Both loans have been classified as long term loans payable.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2007, shareholders have advanced the Company $172,554, payable on demand and not carrying an interest rate. This transaction has been recorded in the accompanying financial statements as subordinated debt as it is their intention to convert this loan to capital.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
 (UNAUDITED)

(Continued)

NOTE 10 – COMMON STOCK TRANSACTIONS

There were no stock transactions in the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SALES

Our revenues from operations for the three months ended June 30, 2007 were $3,548,389 compared to the same period of 2006 which were $2,747,447, an increase of $800,942 or 29%. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2007 was $2,712,007, generating a gross profit of $835,682, or 23.55%.

Our cost of sales for the three months ended June 30, 2006 was $2,139,182 generating a gross profit of $608,265, or 22.14%.

 Revenues increased by 29% in comparison to the three months ended June 2006; this increase is a direct result of the company's success in gaining new customers.

As a result our gross profit has increased from between the three months ended June 30, 2007 and 2006. Management expects gross profits to increase as revenues increase and the cost of sales decrease. A decrease in sales costs could be attributed to many factors, including, but not limited to decrease in food costs and decreased product costs due to outsourcing manufactured products and various conditions outside the control of the Company.

For the quarter ended June 30, 2007, we have increased our margins by raising prices, outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2006. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

Increases in revenue can also be attributed to existing clients, who are responsible for managing multiple hotel and restaurant chains.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2007 was $255,891, which was an increase of $98,071 over the amount of $157,820 for the three months ended June 30, 2006. This increase was mostly attributable to the increase in size of our workforce due to increased sales..

Our Rent expenses for the three months ended June 30, 2007 was $65,913, which was an increase of $8,599 over the amount of $57,314 for the three months ended June 30, 2006. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2007 was $109,322, which was a increase of $36,771 over the amount for the three months ended June 30, 2006. This increase is attributable to the higher revenues for the three months ended June 30, 2007

Our General and Administrative expenses increased to $313,387 from $94,876 or $218,511. The increase was attributable to higher truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended June 30, 2007; the Company's cash provided by operating activities totaled $355,631, and cash used for financing activities was $232,437.

For the Three-Months ended June 30, 2006; the Company's cash used in operating activities totaled $69,522, and cash provided by financing activities was $69,522.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen. .

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our profits have increased for the three months ended June 30, 2007 as compared to losses for the three months ended June 30, 2006. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

We intend to expand our business through acquisitions of additional meat distribution operations, but that would require obtaining debt or equity financing to finance this future growth as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. To date, no terms have been finalized or contracts signed, and although there is no guarantee, we anticipate finalizing favorable financing terms for our business to continue as a going concern.

SALES AND COLLECTION PROCEDURES

We retained the services of Agricap to act as our invoice factoring company. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send Agricap all of our sales invoices and receive a 90% cash advance of the invoice amount. The balance, less their service fee, is paid when the customer makes payment directly to them.

We elect to factor our receivables to immediately access cash owed to our Company so it may be used to purchase the raw materials for our products whose vendors require payment on receipt. By having our cash unlocked from the unpaid invoices, we are afforded a smoother, more consistent cash flow, which enhances purchasing power and provides for the accurate prediction of payment.

Typically, we would have to wait 30-45 days to receive payment on invoices for products that have already been delivered, not accounting for late-payers. Because we offer our customers payment terms, there is a minimal time period that must elapse prior to our reimbursement by the factoring company. We have a sizeable customer base, we don't rely on any few customers to sustain operations, and our clientele have favorable reputations in the industry, but we still elect not to be dependent on timely payments for our receivables since these funds need to be recycled for our next-day fresh product purchases. Working with an invoice factoring company eliminates the threat of non-payment, cash shortfalls, and enables an increased focus on revenue generation than bill collection.

ACQUISITIONS

We will need to raise additional funds should management decide to acquire existing like-minded businesses. Certain candidates have been identified however no definitive agreements exist. We have targeted several businesses for acquisition in New York City. We would acquire 100% of the stock and operations of these entities, including, without limitation, all rights, title, know-how, assignment of property leases, equipment, furnishings, inventories, processes, trade names, trademarks, goodwill, and other assets of every nature used in the entities' operations.

All of the facilities that may be acquired are centrally located within the historic Gansevoort market in lower Manhattan, thus affording the Company the ability to take advantage of the economies of scale for delivery, purchasing, and other daily operating responsibilities.

If we were successful in raising funds through the sale of our common stock, and were able to enter into negotiations for the purchase of any and/or all of the selected businesses, initially no changes in day-to-day operations in any acquired facilities would be necessary.

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

ITEM 3. CONTROLS AND PROCEDURES

The Principal Executive Officer and Principal Financial Officer of Diamond Ranch Foods, Ltd., have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarterly reporting period ended June 30, 2007

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Diamond Ranch Foods, Ltd.
 (Registrant)

Date:  August 10, 2007                                         By: /s/ Joseph Maggio

                                                                              Joseph Maggio, Chairman, CEO and Director

DATE: August 10, 2007
By: /s/ Joseph Maggio
 Joseph Maggio, Chairman, CEO, and Director

DATE: August 10, 2007

By: /s/ Louis Vucci, Jr.
 Louis Vucci, Jr., President and Director

DATE: August 10, 2007

By: /s/Philip Serlin

Philip Serlin COO

DATE: August 10, 2007

By: /s/ William DeMarzo
      William DeMarzo, Chief Financial Officer

EXHIBIT 31

SECTION 302 CERTIFICATIONS

I, Joseph Maggio, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Diamond Ranch Foods, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 10, 2007 By: /s/ Joseph Maggio Joseph Maggio, Chairman, CEO, and Director

EXHIBIT 31

SECTION 302 CERTIFICATIONS

I, William DeMarzo, certify that:

1. I have reviewed this quarterly report on form 10-QSB of Diamond Ranch Foods, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 10, 2007 By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

 EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Joseph Maggio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 10, 2007 By: /s/ Joseph Maggio Joseph Maggio, Chairman, CEO, and Director

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, William DeMarzo, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 10, 2007 By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.