Form 10QSB
period 2007-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2007-11-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51206

Diamond Ranch Foods, Ltd.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-138985
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 West Street
New York, NY 10014
(Address of principal executive offices)

(212) 807-7600
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 18, 2007, there were 68,896,150, shares of the Issuer's common stock, par value $0.0001, issued.

Transitional Small Business Disclosure Format (check one):  Yes ☒    No ☐

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
ASSETS:	2007	2007
Current Assets:
Cash in Bank	$172,122	$-
Marketable Securities	61,292	1,320,690
Accounts Receivable – Factored	1,172,348	1,233,231
Accounts Receivable-Non Factored-Net	127,000	27,321
Inventory	214,727	121,786
Prepaid Expenses	115,883	202,353
Total Current Assets	1,863,372	2,905,381
Fixed Assets	187,407	218,384
Other Assets:
Deposits	3,335	3,335

Total Other Assets	3,335	3,335

Total Assets	$2,054,114	$3,127,100

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$493,021
Accounts Payable and Accrued Expenses	1,423,808	888,100
Factoring Line of Credit	1,159,648	917,926

Notes Payable	-	19,314
Capital Lease Obligation	12,065	12,065

Total Current Liabilities	2,595,521	2,330,426

Non-current Liabilities:
Capital Lease Obligation	986	6,077
Shareholder Loans	1,576,000	1,651,000
Interest Payable	170,531	128,943

Total Long Term Liabilities	1,747,517	1,786,020

TOTAL LIABILITIES	4,343,038	4,116,446

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 20,000,000 shares, par value $.0001, 0 shares issued and outstanding respectively	-	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 68,896,150 and 68,896,150 shares issued and outstanding respectively	6,890	6,890
Additional Paid-In Capital	3,937,389	3,937,389
Subordinated Debt	134,554	272,554
Other Comprehensive Loss	(224,273)	(360,745)
Retained Deficit	(6,143,484)	(4,845,434)
Total Stockholders' Deficit	(2,288,924)	(989,346)

Total Liabilities and Stockholders' Deficit	$2,054,114	$3,127,100

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$2,872,682	$2,889,508	$6,421,071	$5,636,955
Cost of Goods Sold	2,358,905	2,266,294	5,071,612	4,405,476

Gross Profit	$513,777	$623,214	$1,349,459	$1,231,479

Expenses:
Payroll	268,676	217,280	524,567	375,100
Factoring Fee	44,263	85,296	118,745	163,800
Rent Expense	51,309	65,693	117,222	123,007
Depreciation & Amortization	17,732	22,918	35,464	42,918
General & Admin.	268,262	128,111	581,649	222,986
Sales Commission	94,628	65,235	203,950	137,786

Total Expenses	$744,870	$584,533	$1,581,597	$1,065,597
Operating Income (Loss)	(231,093)	38,681	(232,138)	165,882
Interest Expense	(25,512)	(18,409)	(49,632)	(36,910)
Loss on Sale of Securities	(621,120)	-	(1,039,196)	-
Other Income	6,490	-	22,917	-

Net Income (Loss)	$(871,235)	$20,272	$(1,298,049)	$128,972

Basic & diluted loss per share	$(0.01)	$-	$(0.02)	$-

Weighted Avg. Shares Outstanding	68,896,150	59,430,765	68,896,150	59,138,456

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (1,298,049)	$ 128,972
Adjustments to reconcile net loss to net cash
Other Comprehensive loss	136,472
Depreciation and Amortization	35,464	42,918
Decrease in Marketable Securities	1,259,398
(Increase) Decrease in Inventory	(92,941)	(192,294)
(Increase) Decrease in Accounts Receivable	(38,796)	277,961
(Increase) Decrease in Deposits and Prepaids	86,470	36,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	535,708	(880,421)
(Decrease) Increase in Interest Payable	41,587	27,492

Net Cash Used in Operating Activities	665,313	(558,872)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment/Sale	(4,487)	12,167

Net Cash Used in Investing Activities	(4,487)	12,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	(4,953)
Factoring Payable	241,722	(330,475)
Shareholder and Related Party Loans	(138,000)	680,000
Payments on Notes Payable	(94,314)	(378,867)
Stock Issued in Exchange for Cash		581,000
Bank Overdraft	(493,021)

Net Cash Provided by Financing Activities	(488,704)	546,705

Net (Decrease) Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 172,122	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 4,250	$ 9,418

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company incurred an operating loss of $231,093 for the quarter ended September 30, 2007 and a net operating loss of $232,138 for the six months then ended, it has a negative stockholders equity of $2,288,924 and has a negative current ratio of $732,149.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$137,759	$132,147
Equipment	319,293	Strait Line	3-5 Years	264,033	55,260

	$589,199			$401,792	$187,407

 Total depreciation expense for the year at September 30, 2007and 2006 was 35,464 and 42,918 respectively.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of September 30, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Loss

The Company has comprehensive losses which are the difference between the market price of securities received and their value at September 30, 2007.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the six months ended September 30, 2007, the Company sold available-for-sale securities for a realized loss of $1,039,196, which is included in other income (expense).

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

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

NOTE 3-MARKETABLE SECURITIES

In February 2007, a stockholder contributed to capital marketable securities consisting of free trading stock in a public entity. The Company valued this contribution at the market price. The Company then sold most of their position realizing a loss on securities of $35,570 thru March 31, 2007 and then $1,039,196 for the six months ended September 30, 2007. The Company has valued their remaining shares held at market, which resulted in an unrealized loss of $224,273. At September 30, 2007 the Company held 1,393,000 shares of stock valued at .044 per share for a value of $61,292.

NOTE 4 - INCOME TAXES

As of March 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,700,000 to be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - OPERATING LEASE COMMITMENTS

The Companies operating facility is a New York City-owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

Total rental expense for the six months ended September 30, 2007, and 2006 was  $117,222 and $123,007.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year Lease Payment ------------------- -------------------- 2008 12,065 2009 986 2010 - -------------------- Total $13,052 ====================

NOTE 7- NOTES PAYABLE

Factoring Line of Credit

In 2007 the Company entered into an agreement with a factoring corporation. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Corporations discretion. A discount charge of nine tenths of one per cent is charged, with increases based upon a time frame of receivables outstanding. Receivables over 90 days are returned to the Company.

These factoring lines of credit have been treated as a secured financing arrangement. As of September 30, 2007, the company had factored receivables in the amount of $1,172,348 and recorded a liability of $1,159,648. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of September 30, 2007, the Company has an outstanding note payable to a shareholder in the amount of $1,476,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.

In September 2006, the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2007 to common stock at 12/31/2007 if not repaid.

Both loans have been classified as long term loans payable and accrued interest on these loans is $170,531 at September 30, 2007.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of September 2007, shareholders have advanced the Company $134,554 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Subordinated Debt as it is their intention to convert this loan to capital.

NOTE 10-SIGNIFICANT EVENT

In June of 2007 the Company has agreed in principle with a Company to act as its purchasing agent whereby the agent would guarantee payments to the suppliers of the Company, which would enable the Company to gain substantially better terms and prices for their products. In turn the Company, if the agreement is finalized will agree to issued the agent an unspecified amount of restricted stock for consideration.

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

SALES

Our revenues from operations for the three months ended September 30, 2007 were $2,872,682 compared to $2,889,508 for 2006, a slight decrease or $16,826.

Revenues for the six months were $6,421,071 for 2007 compared to $5,636,955 for 2006 an increase of $784,116 or 14%.

    The above indicates greater sales, which was mainly a result of the takeover of an existing business a year ago.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended September 30, 2007 was $2,358,905, generating a gross profit of $513,777, or 17.88%.

Cost of Sales for the same period in 2006 was $2,266,294, resulting in a gross profit of $623,214 or 21.57%.

Cost of Sales for the six months were $5,071,612 compared to $4,405,476 in 2006 resulting in a gross profit in 2007 of $1,349,459 compared to $1,231,479 in 2006. Gross Profit as a percentage of sales was virtually the same as it was in 2007, 21.02% and in 2006 21.84%. Management expects gross profits to increase as revenues increase and the cost of sales decrease.

EXPENSES

Our operating expenses for the three months ended September 30, 2007 was $744,870, which was an increase of $160,337 over the amount of $584,533 for the three months ended September 30, 2006. This increase was mostly attributable to the increase in size of our workforce due to the assumption of the new enterprise a year ago and ongoing costs.

Our expenses for the six months were $1,581,587 compared to $1,065,597, an increase of $515,990. This again was mostly attributed to an increase in workforce, and sales commissions based upon higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2007; the Company's cash provided by operating activities totaled $665,313 and cash used for financing activities was $488,704.

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

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable.  With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

None for the quarterly reporting period ended September 30, 2007.

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

DATE: November 12, 2007

By: /s/ Louis Vucci, Jr.
Louis Vucci, Jr., President and Director

DATE: November 12, 2007

By: /s/ William DeMarzo
William DeMarzo, Chief Financial Officer

EXHIBIT 31 .1

SECTION 302 CERTIFICATION

I, Louis Vucci, Jr., certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

     a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2007

 /s/ Louis Vucci, Jr.

By: Louis Vucci, Jr., President and Director

EXHIBIT 31.2

SECTION 302 CERTIFICATION

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

     a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2007

/s/ William DeMarzo

By:  William DeMarzo, Chief Financial Officer

EXHIBIT 32 .1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd., on Form 10-QSB for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Louis Vucci, Jr., President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                                       Date: November 12, 2007

                                                                       /s/ Louis Vucci, Jr.

                                                                       By: Louis Vucci, Jr., President and Director

EXHIBIT 32 .2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd., on Form 10-QSB for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, William DeMarzo, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                                       Date: November 12, 2007

                                                                       /s/ William DeMarzo

                                                                       By:  William DeMarzo, Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.