Form 10QSB
period 2007-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2008-02-12
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 10, 2008, there were 65,996,150, shares of the Issuer's common stock, par value $0.0001, issued.

Transitional Small Business Disclosure Format (check one):  Yes ☒    No ☐

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
ASSETS:	2007	2007
Current Assets:
Cash in Bank	$48,160	$-
Marketable Securities	96,220	1,320,690
Accounts Receivable – Factored	1,003,484	1,233,231
Accounts Receivable-Non Factored-Net	57,500	27,321
Inventory	248,924	121,786
Prepaid Expenses	72,648	202,353
Total Current Assets	1,526,936	2,905,381
Fixed Assets - Net	169,115	218,384
Other Assets:
Deposits	3,335	3,335

Total Other Assets	3,335	3,335

Total Assets	$1,699,386	$3,127,100

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$493,021
Accounts Payable and Accrued Expenses	1,210,276	888,100
Factoring Line of Credit	992,100	917,926
Notes Payable	-	19,314
Capital Lease Obligation	12,065	12,065

Total Current Liabilities	2,214,441	2,330,426

Non-current Liabilities:
Capital Lease Obligation	986	6,077
Shareholder Loans	1,862,189	1,651,000
Interest Payable	192,808	128,943

Total Long Term Liabilities	2,055,983	1,786,020

TOTAL LIABILITIES	4,270,424	4,116,446

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 20,000,000 shares, par value $.0001, 0 shares issued and outstanding as of December 31, and March 31, 2007	-	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 65,996,150 and 68,896,150 shares issued and outstanding as of December 31, and March 31, 2007	6,600	6,890
Additional Paid-In Capital	3,639,679	3,937,389
Subordinated Debt	99,054	272,554
Other Comprehensive Loss	-	(360,745)
Retained Deficit	(6,316,371)	(4,845,434)
Total Stockholders' Deficit	(2,571,038)	(989,346)

Total Liabilities and Stockholders' Deficit	$1,699,386	$3,127,100

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006

Revenues	$2,840,463	$3,925,441	$9,261,534	$9,562,396
Cost of Goods Sold	2,109,289	3,279,188	7,180,901	7,684,664

Gross Profit	$731,174	$646,253	$2,080,633	$1,877,732

Expenses:
Payroll	237,015	252,714	761,582	627,814
Factoring Fee	41,234	85,983	159,979	249,783
Rent Expense	52,543	50,473	169,765	173,480
Depreciation & Amortization	18,292	22,918	53,756	65,836
General & Admin.	167,686	377,478	749,335	600,461
Sales Commission	95,875	122,415	299,825	260,201

Total Expenses	$612,645	$911,981	$2,194,242	$1,977,577

Operating Income (Loss)	118,529	(265,728)	(113,609)	(99,845)
Other Income	(20,596)	-	2,321	-
Realized Loss on Sale of Securities	(245,670)	-	(1,284,856)	-
Interest Expense	(25,161)	(25,506)	(74,793)	(62,416)

Net Income (Loss)	$(172,888)	$(291,234)	$(1,470,937)	$(162,261)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Avg. Shares Outstanding	66,896,149	65,330,993	68,227,033	62,825,241

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (1,470,937)	$ (162,261)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	53,876	65,836
Stock issued	2,000	160,000
(Increase) Decrease in Inventory	(127,138)	(69,670)
(Increase) Decrease in Accounts Receivable	199,568	(168,335)
(Increase) Decrease in Deposits and Prepaids	129,705	(102,575)
(Decrease) Increase in Accounts Payable and Accrued Expenses	322,176	(692,228)
(Decrease) Increase in Interest Payable	63,865	48,755
Net Cash Used in Operating Activities	(826,885)	(920,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	1,585,215	-
Purchase of Equipment/Sale	(4,607)	12,020

Net Cash Used in Investing Activities	1,580,608	12,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft Decrease	(493,021)	-
Payments on Capital Lease Obligation	(5,091)	(7,498)
Factoring Payable	74,174	(137,300)
Shareholder and Related Party Loans	37,689	680,000
Payments on Notes Payable	(19,314)	(457,247)
Stock Issued in Exchange for Cash/(Debt) Satisfaction	(300,000)	831,000

Net Cash Provided by Financing Activities	(705,563)	908,955

Net (Decrease) Increase in Cash and Cash Equivalents	48,160	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 48,160	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 10,928	$ 13,361

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ 2,000	$ 9,412

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

  While the Company incurred an operating profit of $118,529 for the quarter ended December 31, 2007 it did incur a net operating loss of $113,609 for the nine months then ended, it has a negative stockholders equity of $2,571,038 and has a negative current ratio of $687,509.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Straight Line	10 Years	$144,506	$125,400
Equipment	319,293	Straight Line	3-5 Years	275,578	43,715

	$589,199			$420,084	$169,115

 Total depreciation expense for the year at December 31, 2007 and 2006 was $53,756 and $65,836 respectively.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Loss

The Company has had comprehensive losses which is the difference between the market price of securities received and their value at the balance sheet date.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the nine months ended December 31, 2007, the Company sold available-for-sale securities for a realized loss of $1,284,856, which is included in other income (expense).

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning April 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning April 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

NOTE 3-MARKETABLE SECURITIES

In February 2007, a stockholder contributed to capital marketable securities consisting of free trading stock in a public entity. The Company valued this contribution at the market price. The Company then sold all of its position realizing a loss on securities of $35,570 thru March 31, 2007 and then $1,284,856 for the nine months ended December 31, 2007.

For the quarter ended December 31, 2007 the Company received as a loan from a shareholder 6,000,000 shares of two publicly held companies. These shares were valued at the market price of the stock which totaled $198,000. The company’s agreement with the shareholder provides that the amount to be repaid will be the net proceeds the Company receives from the sale of the securities. The terms are 6% interest due in three years from October 2007. Of the 6,000,000 shares received the Company sold 2,530,000 shares realizing cash of $64,969. The remaining shares of 3,470,000 were valued at December 31, 2007 at market of $96,220. The liability to the shareholder was reduced from $198,000 to $161,189 for the difference in market value of the remaining shares plus the difference between the market price on the date of receipt and the selling price on dates sold of the securities sold.

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

	2007	2006
Net Operating Losses	872,113	557,003
Depreciation	-	53,120
Valuation Allowance	(872,113)	(620,123)
	-	-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

2007	2006

Provision (Benefit) at US Statutory Rate	$(392,451)	$(256,221)
Depreciation	-	(24,435)
Increase (Decrease) in Valuation Allowance	392,451	280,656
	$-	$-

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

Total rental expense for the nine months  ended  December 31, 2007, and 2006 was  $169,765 and $173,480.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2008	12,065
2009	986
2010	-
Total	$13,052

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

These factoring lines of credit have been treated as a secured financing arrangement. As of December 31, 2007, the Company had factored receivables in the amount of $1,003,484 and recorded a liability of $992,100. Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of December 31, 2007 the Company has an outstanding note payable to a shareholder in the amount of $1,476,000. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.

In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

In October 31, 2007 the same shareholder enumerated in the first paragraph loan $125,000 to the Company. Interest is payable at 6% with the principal due in October 2010.

In the quarter ended December 31, 2007 the shareholder advanced thru stock the amount of  $161,189 detailed in note three. The amount is repayable in October 2010 with 6% interest.

All loans have been classified as long term loans payable and accrued interest on these loans is $192,808 at December 31, 2007.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2007, shareholders have advanced the Company $99,054 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as Subordinated Debt as it is their intention to convert this loan to capital.

NOTE 10-SIGNIFICANT EVENT

In June of 2007 the Company has agreed in principle with a corporation to act as its purchasing agent whereby the agent would guarantee payments to the suppliers of the Company, which would enable the Company to gain substantially better terms and prices for their products. In turn the Company, if the agreement is finalized will agree to issue the agent an unspecified amount of restricted stock for consideration

NOTE 11-COMMON STOCK TRANSACTIONS

During the quarter ended December 31, 2007 the Company redeemed 3,000,000 shares of stock for a cancellation of indebtedness of $300,000 and issued 100,000 shares of stock for services valued at $.02 the market price of the stock.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the quarter ended December 31, 2007, the Company issued a total of 5,284 shares of preferred stock to 1 individual for $528,382 in cash received.  We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.

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

SALES

Our revenues from operations for the three months ended December 31, 2007 were $2,840,463 compared to $3,925,441 for 2006, a 27.7% decrease or $1,084,978. The decrease is a result of our decision in concentrating on higher profitable items.

Revenues for the nine months were $9,261,534 for 2007 compared to $9,562,396 for 2006 a decrease of $300,862 or 3.2%.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended December 31, 2007 was $2,109,289, generating a gross profit of $731,174, or 25.7%.

Cost of Sales for the same period in 2006 was $3,279,188, resulting in a gross profit of $646,253 or 16.5%.

Gross Profit increased by 9.2% in comparison to the three months in 2006; this increase is a direct result of the company's continued concentration of higher profitable products.

Cost of Sales for the nine months were $7,180,901 compared to $7,684,664 in 2006 resulting in a gross profit in 2007 of $2,080,633 compared to $1,877,732 in 2006. Gross Profit as a percentage of sales increased in 2007 to 22.47% from 19.64%. Management expects gross profits to increase

For the nine months ended December 31, 2007, we have increased our margins by outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2007. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

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

EXPENSES

Our expenses for the three months ended December 31, 2007 was $612,645, which was a decrease of $299,336 over the amount of 911,981 for the three months ended December 31, 2006. This decrease was mostly attributable to less factoring costs, less stock for services and less sales commissions.

Our expenses for the nine months were $2,194,242 compared to $1,977,577 a increase of $216,665. The slightly higher costs were the result of higher SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2007; the Company's cash utilized in operating activities totaled $826,885 and cash used by financing activities was $705,563. Cash provided by investments was $1,580,608.

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

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel we are improving since our losses have decreased. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations, and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

The Principal Executive Officer and Principal Financial Officer of Diamond Ranch Foods, Ltd. have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2007 the Company redeemed 3,000,000 shares of stock for a cancellation of indebtedness of $300,000 and issued 100,000 shares of stock for services valued at $.02 the market price of the stock.  We believe that the issuance of shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarterly reporting period ended December 31, 2007.

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

DATE: February 12, 2008

By: /s/ Louis Vucci, Jr.

Louis Vucci, Jr., President and Director

DATE: February 12, 2008

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

Date: February 12, 2008

 /s/ Louis Vucci, Jr.

By: Louis Vucci, Jr., President and Director

EXHIBIT 31 .2

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

Date: February 12, 2008

/s/ William DeMarzo

By:  William DeMarzo, Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB for the quarter ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Louis Vucci, Jr., President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13

(a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 12, 2008 By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President and Director

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB for the quarter ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, William DeMarzo, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13

(a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 12, 2008

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