Form 10KSB/A
period 2007-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2008-05-06
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51206

DIAMOND RANCH FOODS, LTD.
(Name of small business issuer in its charter)
Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 WEST STREET, NEW YORK, NY	10014
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 807-7600
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

State issuer’s net revenues for its most recent fiscal year: $12,750,457.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2007 was approximately $5,865,461 based upon the closing price of $0.14 reported for such date on The OTC Bulletin Board.

As of March 31, 2007 the registrant had 68,896,150 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes ☒       No ☐

Explanatory Note:  This amendment to the Company’s Form 10-KSB filed on June 29, 2007 for the fiscal year ended March 31, 2007 is being filed to include the audit report for the March 31, 2006 audit period from the Company’s previous independent registered public accounting firm.  In addition, Item 6. Management’s Discussion and Analysis has been expanded, typographical errors in Item 10. Executive Compensation have been corrected, marketable securities in the Statements of Cash Flows have been reclassified to investing activities in accordance with paragraph 32 of SFAS No. 95 and the signature of the Company’s principal accounting officer has been included under the signature section of this Form 10-KSB/A.  All other items remain unchanged from the original filing.

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

•

TGI Friday's

•

Madison Square Garden

•

The Hilton Group

•

Sparks Steak House

•

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

The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
6/30/2005	$0.22	$0.09
9/30/2005	$0.13	$0.08
12/31/2005	$0.25	$0.063
3/31/2006	$0.23	$0.08
6/30/2006	$0.40	$0.12
9/30/2006	$0.25	$0.10
12/31/2006	$0.179	$0.06
3/31/2007	$0.174	$0.08

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

Our rent expense for the year ended March 31, 2007 was $230,802, which was an increase of $69,808 over the year ended March 31, 2006.  Truck rentals increased from $75,777 in 2006 to $125,248 in 2007.  We updated our fleet by adding six (6) new leased trucks and retiring several older vehicles. The new leases include full maintenance, which increases costs short-term but saves considerable expenditures on repairs over the long-term as the fleet ages.  Building rent increased from $82,000 in 2006 to $96,000 in 2007. The $14,000 increase is a result of paying NYC one additional month’s rent of $7,000, which was in arrears from the previous year and paying off-site freezer storage of $7,000 for inventory which was purchased from Lehmann Meats in December 2006.

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

Utility expenses increased by $95,245. In addition to energy costs increasing the following were expensed: $20,117 in arrears billing was paid to Con Ed; an additional $5,000 was paid to NYC Water as part of a payout for old billing; $60,000 in disputed billing was posted from Strategic Energy.

Consulting fees increased by $130,500 due to an updated agreement with Redwood Consultants, LLC.  Company stock was used in this transaction.

Bank fees increased by $60,978 from 2006 to 2007. The increase is due to increased bank activity and weaker bank balances, causing daily charges to cover and clear issued checks.

Insurance expenses increased by $25,244 from 2006 to 2007. The increase is due to healthcare costs rising and additional employees being covered by healthcare. Increases in Worker’s Compensation coverage added to the higher costs.

Interest expenses increased by $28,563 from 2006 to 2007. These charges are due to larger outstanding loans payable by the Company.

Travel and entertainment expenses were increased by $40,212 from 2006 to 2007. The majority of this increase is due to the strong push by management for additional sales.

Truck expenses increased by $57,310 from 2006 to 2007. This increase consisted of additional truck repairs, truck insurance, tolls, parking and violations.

Telephone expenses increased by $10,244, office supply expenses increased by $10,112 and union expenses increased by $15,317 from 2006 to 2007.  These increases were due to additional salespeople and warehousemen on staff.

The Company began accepting credit card payments in 2007, which cost $5,249in credit card service charges.

Contract labor increased by $42,300 for the year ended March 31, 2007. This offset a decrease in payroll of $74,112.

Licenses, permits, freight and delivery expenses increased by $4,249 during the year ended March 31, 2007.

Building repair expenses increased by $55,988 and general maintenance increased by $18,399 from 2006 to 2007.

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

TRENDS

Although restaurant menus follow public consumption trends, the Company supplies a wide variety of specialty products and cuts to its customers. The selection of value-added products can be adjusted to consumer trends very easily. These items typically produce higher margin returns. The Company inventories many products, so if beef preferences increase and poultry preferences decrease, Company sales would shift by item but remain stable by volume.  The Company would preserve its financial condition should public consumption trends change by adjusting its inventory and buying cycles.

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

ITEM 8B. OTHER INFORMATION

None/Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Joseph Maggio	49	Chairman and Chief Executive Officer
Louis Vucci, Jr.	38	President and Director
Philip Serlin	65	Chief Operations Officer and Director
William DeMarzo	50	Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2007, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Maggio Chairman and CEO	$129,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$129,000

Louis Vucci, Jr. President	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Philip Serlin COO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William DeMarzo CFO	$49,500	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$49,500

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(2)
Joseph Maggio Chairman and Chief Executive Officer	11,200,000	Common	%
Louis Vucci, Jr. President and Director	13,800,000	Common	%
Philip Serlin Chief Operations Officer and Director	1,000,000	Common	%
William DeMarzo Chief Financial Officer	1,000,000	Common	%
All Officers and Directors as a group (4 in number)	27,000,000	Common	%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Robison, Hill & Company, our principal accountant, for professional services rendered during 2007 and 2006:

Services	2007	2006

Audit Fees	$10,000	$15,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$10,000	$15,000

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

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-5

Statements of Operations

F-6

Statements of Comprehensive Income

F-7

Statements of Stockholders’ Equity

F-8

Statements of Cash Flows

F-9

Notes to the Financial Statements

F-10

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

Diamond Ranch Foods, Ltd.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2006, and the related statements of income, stockholders equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2006 and the results of its operations and its cash flows for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a net capital deficiency as of March 31, 2006 that together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

\s\ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

August 9, 2006

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
June 24, 2007

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	March 31,
ASSETS:	2007	2006
Current Assets:
Marketable Securities	$1,320,690	$-
Accounts Receivable – Factored	1,233,231	1,226,684
Accounts Receivable-Non Factored (Net)	27,321	427,710
Inventory	121,786	169,827
Prepaid Expenses	202,353	140,000
Total Current Assets	2,905,381	1,964,221
Fixed Assets - Net	218,384	308,669
Other Assets:
Cash Exchange	-	6,500
Deposits	3,335	11,800

Total Other Assets	3,335	18,300

Total Assets	$3,127,100	$2,291,190

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$493,021	$211,915
Accounts Payable and Accrued Expenses	888,100	1,518,979
Factoring Line of Credit	917,926	1,406,645
Exchange Note	-	240,000
Notes Payable	19,314	107,303
Capital Lease Obligation	12,065	9,959

Total Current Liabilities	2,330,426	3,494,800

Non-current Liabilities:
Capital Lease Obligation	6,077	18,228
Shareholder Loans	1,651,000	971,000
Interest Payable	128,943	58,925

Total Long Term Liabilities	1,786,020	1,048,152

TOTAL LIABILITIES	4,116,446	4,542,953

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 20,000,000 shares, par value $.0001, 0 shares issued and outstanding as of March 31, 2007 and March 31, 2006	-	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 68,896,150 and 57,696,150 shares issued and outstanding as of March 31, 2007 and March 31, 2006	6,890	5,769
Additional Paid-In Capital	3,937,389	1,116,634
Subordinated Debt	272,554	492,100
Other Comprehensive Loss	(360,745)	-
Retained (Deficit)	(4,845,434)	(3,866,266)
Total Stockholders' (Deficit)	(989,346)	(2,251,763)

Total Liabilities and Stockholders' Deficit	$3,127,100	$2,291,190
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS

	March 31,
	2007	2006

Revenues	$12,750,457	$12,815,011
Cost of Goods Sold	10,383,430	10,899,404

Gross Profit	$2,367,027	$1,915,607

Expenses:
Payroll	881,365	947,869
Factoring Fee	374,182	316,998
Rent Expense	230,802	161,994
Depreciation & Amortization	89,729	89,347
General & Admin.	1,289,314	646,423
Sales Commission	373,748	292,468

Total Expenses	$3,239,140	$2,455,099

Net (Loss) from Operations	(872,113)	(539,492)

Other Income (Expense):
Interest Income	15,040	-
Realized Loss on Securities	(35,570)	-
Interest Expense	(86,525)	(57,962)

Net Income (Loss)	$(979,168)	$(597,454)

Basic & Diluted (Loss) Per Share	$(0.02)	$(0.01)

Weighted Avg. Shares Outstanding	63,530,397	56,697,592

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2007	2006

Net Loss	$(979,168)	$(597,454)
Unrealized Loss on Securities	(360,745)	-

Comprehensive Loss	$(1,339,913)	$(597,454)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
Statements of Stockholders' Equity
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings	Sub
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Debt	Total
Balance, April 1, 2005	-	$-	56,621,150	$5,662	963,992	$(3,268,812)	$492,100	(1,807,058)
Shares issued in exchange for settlement of account payable	-	-	75,000	7	12,742	-	-	12,749
Shares issued for services	-	-	1,000,000	100	139,900	-	-	140,000
Net Loss	-	-	-	-	-	(597,454)	-	(597,454)
Balance, March 31, 2006	-	-	57,696,150	5,769	1,116,634	(3,866,266)	492,100	(2,251,763)
Shares issued for cash	-	-	8,950,000	896	830,104	-	-	831,000
Shares issued for services	-	-	2,250,000	225	197,275	-	-	197,500
Reduction of debt	-	-	-	-	-	-	(219,546)	(219,546)
Shareholder Contribution	-	-	-	-	1,793,376.00	-	-	1,793,376
Net Loss	-	-	-	-	-	(979,168)	-	(979,168)
Balance, March 31, 2007	-	$-	68,896,150	$6,890	3,937,389	$(4,845,434)	$272,554	(628,601)
Other Comprehensive Income								(360,745)
								(989,346)
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (979,168)	$ (597,454)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	89,729	89,347
Other comprehensive loss	(360,745)	-
(Increase) Decrease in Inventory	48,041	(5,918)
(Increase) Decrease in Accounts Receivable	393,842	(346,295)
(Increase) Decrease in Deposits and Prepaids	(47,388)	(136,500)
Stock Issued in Exchange for Services	197,500	107
(Decrease) Increase in Accounts Payable and Accrued Expenses	(630,879)	261,559
(Decrease) Increase in reclass of AP to Notes Payable (Brooks)	-	107,303
(Decrease) Increase in Interest Payable	70,018	47,811
Net Cash Used in Operating Activities	(1,219,050)	(580,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	(1,320,690)	-
Equipment – Net	557	(57,644)

Net Cash Used in Investing Activities	(1,320,133)	(57,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,045)	(11,037)
Factoring Payable	(488,719)	60,552
Shareholder Loans	680,000	552,400
Payments on Notes Payable	(327,989)	-
Payments on Related Party Debt	(219,546)	-
Stock Issued in Exchange for Cash	831, 000	-
Contribution of Capital from Stockholders	1,793,376	152,642
Bank Overdraft	281,106	(116,873)

Net Cash Used in Investing Activities	2,539,183	637,684

Net (Decrease) Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 197,500	$ -
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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$124,262	$145,644
Equipment	314,806	Strait Line	3-5 Years	242,066	72,740

	$584,712			$366,328	$218,384

As of March 31, 2006, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$97,271	$172,635
Equipment	329,311	Strait Line	3-5 Years	193,277	136,034

	$599,217			$290,548	$308,669

Total depreciation expense f or the year ended March 31, 2007 and 2006 was $89,729 and $89,347.

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

	2007	2006

Net Operating Losses	$872,113	$557,003
Depreciation	-	53,120
Valuation Allowance	(872,113)	(620,123)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006

Provision (Benefit) at US Statutory Rate	$(392,451)	$(256,221)
Depreciation	-	(24,435)
Increase (Decrease) in Valuation Allowance	392,451	280,656
	$-	$-

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

Total lease expense for the year ended March 31, 2007 and 2006 was $230,802 and $161,994.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment

2008	$12,065
2009	6,077
2010	-
Total	$18,142

NOTE 7- NOTES PAYABLE

As of August 26, 2005 the Company agreed to convert indebtedness of $155,303.07 to Brooks Provisions Inc. into a Note Payable. The Company agreed to pay the principal indebtedness, together with interest accruing at the rate of 10% per annum, in equal payments of $2,146.04 commencing on September 8, 2005 and continuing weekly for an additional seventy-seven weeks. The Company has the right to prepay the note at any time. As of March 31, 2007 the outstanding balance of the note is $19,314.

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

As of June 15, 2007 the Company has agreed in principle with a Company to act as it purchasing agent whereby the agent would guarantee payments to the suppliers of the Company, which would enable the Company to gain substantially better terms and prices for their products. In turn the Company, if the agreement is finalized will agree to issued the agent an unspecified amount of restricted stock for consideration

NOTE 12 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the financials statements for the year ended March 31, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the fiscal year ended March 31, 2007:

	For the year ended March 31, 2007 As originally stated	For the year ended March 31, 2007 Adjustments	For the year ended March 31, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (979,168)	$ -	$ (979,168)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	89,729	-	89,729
Other comprehensive loss	(360,745)	-	(360,745)
(Increase) Decrease in Marketable Securities	(1,320,690)	1,320,690	-
(Increase) Decrease in Inventory	48,041	-	48,041
(Increase) Decrease in Accounts Receivable	393,842	-	393,842
(Increase) Decrease in Deposits and Prepaids	(47,388)	-	(47,388)
Stock Issued in Exchange for Services	197,500	-	197,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	(630,879)	-	(630,879)
(Decrease) Increase in reclass of AP to Notes Payable (Brooks)	-	-	-
(Decrease) Increase in Interest Payable	70,018	-	70,018
Net Cash Used in Operating Activities	(2,539,740)	1,320,690	(1,219,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	-	(1,320,690)	(1,320,690)
Equipment – Net	557	-	557

Net Cash Used in Investing Activities	557	(1,320,690)	(1,320,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,045)	-	(10,045)
Factoring Payable	(488,719)	-	(488,719)
Shareholder Loans	680,000	-	680,000
Payments on Notes Payable	(327,989)	-	(327,989)
Payments on Related Party Debt	(219,546)	-	(219,546)
Stock Issued in Exchange for Cash	831, 000	-	831, 000
Contribution of Capital from Stockholders	1,793,376	-	1,793,376
Bank Overdraft	281,106	-	281,106

Net Cash Used in Investing Activities	2,539,183	-	2,539,183

Net (Decrease) Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 197,500	$ -	$ 197,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

May 5, 2008	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President
May 5, 2008	By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 5, 2008        /s/ Joseph Maggio
                                        Joseph Maggio, Chairman, CEO, and Director

Date:  May 5, 2008       /s/ Louis Vucci, Jr.
                                      Louis Vucci, Jr., President and Director

Date:  May 5, 2008       /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director

Date:  May 5, 2008        /s/ William DeMarzo
                                        William DeMarzo, Chief Financial Officer

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph Maggio, Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of Diamond Ranch Foods, Ltd ;

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

Date: May 5, 2008

/s/ Joseph Maggio

Joseph Maggio

Chief Executive Officer

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William DeMarzo, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of Diamond Ranch Foods, Ltd;

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

Date: May 5, 2008

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Joseph Maggio, Chief Executive Officer of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 5, 2008	/s/ Joseph Maggio Joseph Maggio Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), William DeMarzo, Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 5, 2008	/s/ William DeMarzo William DeMarzo Chief Financial Officer