Form 10QSB/A
period 2007-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-05-06
CIK 1317880

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

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Explanatory Note:  This amendment to the Company’s Form 10-QSB filed on August 13, 2007 for the quarter ended June 30, 2007 is being filed to reclassify marketable securities in the Statements of Cash Flows in accordance with paragraph 32 of SFAS No.  All other items remain unchanged from the original filing.

 PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD

BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
ASSETS:	2007	2007
Current Assets:
Cash in Bank	$123,194	$-
Marketable Securities	282,310	1,320,690
Accounts Receivable – Factored	1,493,623	1,233,231
Accounts Receivable-Non Factored-Net	77,294	27,321
Inventory	278,406	121,786
Prepaid Expenses	159,118	202,353
Total Current Assets	2,413,945	2,905,381
Fixed Assets - Net	200,652	218,384
Other Assets:
Deposits	3,335	3,335

Total Other Assets	3,335	3,335

Total Assets	$2,617,932	$3,127,100

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$493,021
Accounts Payable and Accrued Expenses	1,401,059	888,100
Factoring Line of Credit	1,300,369	917,926

Notes Payable	-	19,314
Capital Lease Obligation	10,182	12,065

Total Current Liabilities	2,711,610	2,330,426

Non-current Liabilities:
Capital Lease Obligation	5,415	6,077
Shareholder Loans	1,651,000	1,651,000
Interest Payable	150,206	128,943

Total Long Term Liabilities	1,806,621	1,786,020

TOTAL LIABILITIES	4,518,231	4,116,446

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 20,000,000 shares, par value $.0001, 0 shares issued and outstanding respectively	-	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 68,896,150 and 68,896,150 shares issued and outstanding respectively	6,890	6,890
Additional Paid-In Capital	3,937,389	3,937,389
Subordinated Debt	172,554	272,554
Other Comprehensive Loss	(744,885)	(360,745)
Retained Earning (Deficit)	(5,272,247)	(4,845,434)
Total Stockholders' Deficit	(1,900,299)	(989,346)

Total Liabilities and Stockholders' Equity	$2,617,932	$3,127,100

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
 (UNAUDITED)

For the three months ended
June 30,

	2007	2006

Revenues	$3,548,389	$2,747,447
Cost of Goods Sold	2,712,707	2,139,182

Gross Profit	$835,682	$608,265

Expenses:
Payroll	255,891	157,820
Factoring Fee	74,482	78,504
Rent Expense	65,913	57,314
Depreciation & Amortization	17,732	20,000
General & Administrative	313,387	94,876
Sales Commission	109,322	72,551

Total Expenses	$836,727	$481,064

Operating Income (Loss)	(1,045)	127,201
Interest Expense	(24,120)	(18,501)
Realized (loss) on securities	(418,076)	-
Other Income	16,427	-

Net Income (Loss)	$(426,814)	$108,701

Basic & diluted loss per share	$(0.01)	$(0.00)

Weighted Avg. Shares Outstanding	68,896,150	58,672,261

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

For the three months ended
June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (426,814)	$ 108,701
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	17,732	20,000
Other Comprehensive loss	(384,140)	-
(Increase) Decrease in Inventory	(156,620)	(53,523)
(Increase) Decrease in Accounts Receivable	(310,365)	162,381
(Increase) Decrease in Deposits and Prepaids	43,235	21,500
Stock Issued in Exchange for Services	-	-
(Decrease) Increase in Accounts Payable and Accrued Expenses	512,959	(314,509)
(Decrease) Increase in Interest Payable	21,264	12,928

Net Cash Used in Operating Activities	(682,749)	(69,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	1,038,380	-
Purchase of Equipment/Sale	-	-

Net Cash Used in Investing Activities	1,038,380	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,545)	(2,408)
Factoring Payable	382,443	(128,245)
Shareholder and Related Party Debt	(100,000)	138,490
Payments on Notes Payable	(19,314)	(89,683)
Stock Issued in Exchange for Cash	-	185,000
Bank Overdraft	(493,021)	(33,632)

Net Cash Provided by Financing Activities	(232,437)	69,522

Net (Decrease) Increase in Cash and Cash Equivalents	123,194	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 123,194	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 2,856	$ 5,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$131,010	$138,896
Equipment	314,806	Strait Line	3-5 Years	253,050	61,756

	$584,712			$384,060	$200,652

As of March 31, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$124,262	$145,644
Equipment	314,806	Strait Line	3-5 Years	242,066	72,740

	$584,712			$366,328	$218,384

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

	2007	2006
Net Operating Losses	-	118,644
Depreciation	-	20,000
Valuation Allowance	-	138,644
	-	-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006

Provision (Benefit) at US Statutory Rate	$-	$(256,221)
Depreciation	-	(24,435)
Increase (Decrease) in Valuation Allowance	-	280,656
	$-	$-

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

Total lease expense for the quarters ended June 30, 2007 and 2006 was $20,466 and $20,576.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2008	7,785
2009	7,812
2010	-
Total	$ 15,597

NOTE 7 - NOTES PAYABLE

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the financials statements for the quarter ended June 30, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the three months ended June 30, 2007:

	For the three months ended June 30, 2007 As originally stated	For the three months ended June 30, 2007 Adjustments	For the three months ended June 30, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (426,814)	$ -	$ (426,814)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	17,732	-	17,732
Other Comprehensive loss	(384,140)	-	(384,140)
(Increase) Decrease in Inventory	(156,620)	-	(156,620)
(Increase) Decrease in Accounts Receivable	(310,365)	-	(310,365)
(Increase) Decrease in Deposits and Prepaids	43,235	-	43,235
Stock Issued in Exchange for Services	-	-	-
(Increase) Decrease in Marketable securities	1,038,380	(1,038,380)	-
(Decrease) Increase in Accounts Payable and Accrued Expenses	512,959	-	512,959
(Decrease) Increase in Interest Payable	21,264	-	21,264

Net Cash Used in Operating Activities	355,631	(1,038,380)	(682,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	-	1,038,380	1,038,380
Purchase of Equipment/Sale	-	-	-

Net Cash Used in Investing Activities	-	1,038,380	1,038,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,545)	-	(2,545)
Factoring Payable	382,443	-	382,443
Shareholder and Related Party Debt	(100,000)	-	(100,000)
Payments on Notes Payable	(19,314)	-	(19,314)
Stock Issued in Exchange for Cash	-	-	-
Bank Overdraft	(493,021)	-	(493,021)

Net Cash Provided by Financing Activities	(232,437)	-	(232,437)

Net (Decrease) Increase in Cash and Cash Equivalents	123,194	-	123,194
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 123,194	$ -	$ 123,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 2,856	$ -	$ 2,856

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -	$ -

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

EXPENSES

Our Payroll expenses for the three months ended June 30, 2007 was $255,891, which was an increase of $98,071 over the amount of $157,820 for the three months ended June 30, 2006. This increase was mostly attributable to the increase in size of our workforce due to increased sales.

Our Rent expenses for the three months ended June 30, 2007 was $65,913, which was an increase of $8,599 over the amount of $57,314 for the three months ended June 30, 2006. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2007 was $109,322, which was a increase of $36,771 over the amount for the three months ended June 30, 2006. This increase is attributable ,to the higher revenues for the three months ended June 30, 2007

Our General and Administrative expenses increased to $313,387 from $94,876 or $218,511. The increase was mainly attributable to higher truck and maintenance costs of $87,212, insurance of $18225, travel of $16,224, union fees of $7,665, office expenses of $14,322 and professional expenses of $20,225.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

Date:  May 5, 2008

By: /s/ Joseph Maggio
Joseph Maggio, Chairman, CEO and Director

DATE: May 6, 2008

By: /s/ Louis Vucci, Jr.
 Louis Vucci, Jr., President and Director

DATE: May 5, 2008

By: /s/Philip Serlin

Philip Serlin COO

DATE: May 5, 2008

By: /s/ William DeMarzo
      William DeMarzo, Chief Financial Officer

EXHIBIT 31

SECTION 302 CERTIFICATIONS

I, Joseph Maggio, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Diamond Ranch Foods, Ltd.

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

Date: May 5, 2008 By: /s/ Joseph Maggio Joseph Maggio, Chairman, CEO, and Director

EXHIBIT 31

SECTION 302 CERTIFICATIONS

I, William DeMarzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Diamond Ranch Foods, Ltd.

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

Date: May 5, 2008 By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

  EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB/A for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Joseph Maggio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 5, 2008 By: /s/ Joseph Maggio Joseph Maggio, Chairman, CEO, and Director

 EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd, on Form 10-QSB/A for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, William DeMarzo, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 5, 2008 By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.