Form 10QSB/A
period 2007-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-05-06
CIK 1317880

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

Explanatory Note:  This amendment to the Company’s Form 10-QSB filed on November 14, 2007 for the quarter ended September 30, 2007 is being filed to reclassify marketable securities in the Statements of Cash Flows in accordance with paragraph 32 of SFAS No.  All other items remain unchanged from the original filing.

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

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (1,298,049)	$ 128,972
Adjustments to reconcile net loss to net cash
Other Comprehensive loss	136,472
Depreciation and Amortization	35,464	42,918
Decrease in Marketable Securities	1,259,398
(Increase) Decrease in Inventory	(92,941)	(192,294)
(Increase) Decrease in Accounts Receivable	(38,796)	277,961
(Increase) Decrease in Deposits and Prepaids	86,470	36,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	535,708	(880,421)
(Decrease) Increase in Interest Payable	41,587	27,492

Net Cash Used in Operating Activities	(594,085)	(558,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	1,259,398	-
Purchase of Equipment/Sale	(4,487)	12,167

Net Cash Used in Investing Activities	1,254,911	12,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	(4,953)
Factoring Payable	241,722	(330,475)
Shareholder and Related Party Loans	(138,000)	680,000
Payments on Notes Payable	(94,314)	(378,867)
Stock Issued in Exchange for Cash		581,000
Bank Overdraft	(493,021)

Net Cash Provided by Financing Activities	(488,704)	546,705

Net (Decrease) Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 172,122	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 4,250	$ 9,418

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ -

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

Total rental expense for the six months ended September 30, 2007, and 2006 was  $117,222 and $123,007.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2008	12,065
2009	986
2010	-
Total	$ 13,052

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the financials statements for the quarter ended September 30, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the six months ended September 30, 2007:

	For the six months ended September 30, 2007 As originally stated	For the six months ended September 30, 2007 Adjustments	For the six months ended September 30, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (1,298,049)	$ -	$ (1,298,049)
Adjustments to reconcile net loss to net cash		-
Other Comprehensive loss	136,472	-	136,472
Depreciation and Amortization	35,464	-	35,464
Decrease in Marketable Securities	1,259,398	(1,259,398)	-
(Increase) Decrease in Inventory	(92,941)	-	(92,941)
(Increase) Decrease in Accounts Receivable	(38,796)	-	(38,796)
(Increase) Decrease in Deposits and Prepaids	86,470	-	86,470
(Decrease) Increase in Accounts Payable and Accrued Expenses	535,708	-	535,708
(Decrease) Increase in Interest Payable	41,587	-	41,587

Net Cash Used in Operating Activities	665,313	(1,259,398)	(594,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	-	1,259,398	1,259,398
Purchase of Equipment/Sale	(4,487)	-	(4,487)

Net Cash Used in Investing Activities	(4,487)	1,259,398	1,254,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	-	(5,091)
Factoring Payable	241,722	-	241,722
Shareholder and Related Party Loans	(138,000)	-	(138,000)
Payments on Notes Payable	(94,314)	-	(94,314)
Stock Issued in Exchange for Cash	-	-	-
Bank Overdraft	(493,021)	-	(493,021)

Net Cash Provided by Financing Activities	(488,704)	-	(488,704)

Net (Decrease) Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 172,122	$ -	$ 172,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 4,250	$ -	$ 4,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -	$ -
Stock issued for services	$ -	$ -	$ -

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

EXPENSES

Our operating expenses for the three months ended September 30, 2007 was $744,870, which was an increase of $160,337 over the amount of $584,533 for the three months ended September 30, 2006. This increase was mostly attributable to the increase in size of our workforce due to the assumption of the new enterprise a year ago and ongoing costs.  Payroll cost were higher by $128,244, as well as truck cost increase of $24,992.

Our expenses for the six months were $1,581,587 compared to $1,065,597, an increase of $515,990. This again was mostly attributed to an increase in workforce, and sales commissions based upon higher revenues.  This increase was due to truck maintenance and rental increases of $244,245 and labor costs increases of $212,466.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd., on Form 10-QSB/A for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Louis Vucci, Jr., President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Diamond Ranch Foods, Ltd., on Form 10-QSB/A for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, William DeMarzo, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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