Form 10KSB
period 2008-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2008-06-05
CIK 1317880

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

 (Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

State issuer’s net revenues for its most recent fiscal year: $11,265,457.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was approximately $1,133,885 based upon the closing price of $0.03 reported for such date on The OTC Bulletin Board.

As of May 20, 2008 the registrant had 64,796,150 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

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

6.) RISK OF FUTURE DILUTION

There are 64,796,150 shares of our common stock issued and outstanding as of March 31, 2008. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

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

EMPLOYEES

We currently have twenty (20) paid full-time employees. We assess employee relations to be exceptional. Mr. Vucci our President, and the rest of the management team, devote one hundred percent (100%) of their professional time to running our company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are quoted and traded from time to time on the OTC.BB with the trading symbol "DFDR."

The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
6/30/2006	$0.40	$0.12
9/30/2006	$0.25	$0.10
12/31/2006	$0.179	$0.06
3/31/2007	$0.174	$0.08
6/30/2007	$0.16	$0.04
9/30/2007	$0.08	$0.0032
12/31/2007	$0.04	$0.011
3/31/2008	$0.04	$0.015

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

As of April 23, 2008, there were approximately 540 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES.

None.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during the year ended Mach 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ANALYSIS OF OPERATIONS: 2008 AND 2007 RESULTS

SALES

Our revenues from operations for the year ended March 31, 2008 were $11,265,457 compared to $12,750,457 in 2007 which was generated from the sale of our meat products and services. The decrease was due to reductions in sales to customers which were less profitable than our goals, as well as increased competition. The decrease was 11.7% or $1,485,000.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2008 was $8,745,053, generating a gross profit of $2,520,404. (22.37%).

Our gross profit has increased from 3.8% from the prior year ended March 31, 20067  Management expects gross profits to increase as revenues increase and the cost of sales decrease. The decrease in costs can be attributed to many factors, including, but not limited to better purchasing methods, better mix of product sales generating higher profits and better management control.

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

GENERAL AND ADMINISTRATIVE

Our Payroll expenses for the year ended March 31, 2008 was $1,001,102, which was an increase of $119,737 over the amount of $881,365 for the year ended March 31, 2007. This increase is attributable to general increase in salaries based on inflation as well as an increase in support staff.

Our Factoring expense for the year ended March 31, 2008 was $191,504, which was a decrease of $182,678 from the amount of $374,182for the year ended March 31, 2007. This decrease is mainly attributable to the change in factoring companies and overall reduction in receivables. .

Our rent expense for the year ended March 31, 2008 was $213,927which was a decrease of $16,875 over the year ended March 31, 2007.  Truck rentals decrease from $125,248 in 2007 to $122,110 in 2007.  Also an off site freezer rental was ceased saving $13,000.

Our Sales Commission for the year ended March 31, 2008 was $367,330, which was a decrease of $6,148 over the amount for the year ended March 31, 2007. This decrease is attributable to less sales volume.

General and Administrative costs decreased to $1,048,542 from $1,289,314 or $240,772 mainly due to the following:

Bank charges decreased to $25,323 from $110,750 or $85,427 mainly due to the fact that the Company was able to maintain higher cash balances.

Maintenance costs decreased to $48,507 from $105,580 or $57,073 as the Company was able to replace aging equipment.

Utilities decreased $59,636 as the Company was able to change carriers.

NET LOSS FROM OPERATIONS

The Company’s loss form operations decreased to $374,258 form $872,113 or $497,855 mainly due to better margins and reduction of expenses indicated above.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had negative working capital of $983,681. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

For the twelve months ended March 31, 2008, the Company's cash used in operating activities totaled $442,019. Cash provided by investing activities was $1,273,604, and cash used for financing activities was $810,794.

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

The Company has incurred a net loss for the years ended March 31, 2008 and 2007.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2008 and 2007, and have made modifications to our present-day operations accordingly. We feel our attempts to be more efficient have proven viable since our cost of sales for the year ended March 31, 2008 have decreased compared to those for the year ended March 31, 2007. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe further increases in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended March 31, 2008 and 2007 have been examined to the extent indicated in their reports by Gruber & Company LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, in timely alerting him to material information relating to us required to be included in our periodic SEC filings.

Item 8A(T).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statement, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon the evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2008.  Our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting for the following reasons:

•

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of March 31, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.

•

Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.

•

We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure.

•

We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.

While these control deficiencies did not result in any audit adjustments to our 2008 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2008.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None/Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNENCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Joseph Maggio	50	Chairman and Chief Executive Officer
Louis Vucci, Jr.	39	President and Director
Philip Serlin	66	Chief Operations Officer and Director
William DeMarzo	51	Chief Financial Officer

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2008, the Company believes that all reports were timely filed by such persons.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2008, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Maggio Chairman and CEO	$135,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$135,000

Louis Vucci, Jr. President	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Philip Serlin COO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William DeMarzo CFO	$78,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$78,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, a information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except where otherwise noted.

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Joseph Maggio Chairman and Chief Executive Officer	11,200,000	Common	17%
Louis Vucci, Jr. President and Director	13,800,000	Common	21%
Philip Serlin Chief Operations Officer and Director	1,000,000	Common	2%
William DeMarzo Chief Financial Officer	1,000,000	Common	2%
All Officers and Directors as a group (4 in number)	27,000,000	Common	42%

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

(3) The above percentages are based on 64,796,150 shares of common stock outstanding as of March 31, 2008.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 31, 2008, shareholders have advanced the Company $63,554 payable on demand and do not carry an interest rate. This transaction has been recorded in the accompanying financial statements as a liability

As of March 31, 2008, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $1,919,103. The note is payable in lump-sum including interest at 5% on September 30, 2009. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

Diamond Ranch Foods, Ltd.’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

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

3.2 Corporate Bylaws - Previously filed.

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Gruber & Company our principal accountant, for professional services rendered during the years ended March 31, 2008 and 2007:

Services	2008	2007

Audit Fees	$10,000	$10,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$10,000	$10,000

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

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DIAMOND RANCH FOODS, LTD.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2008 and 2007 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2008 and 2007 and the results of its' operations and its' cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Comp any will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

May 5, 2008

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

ASSETS	March 31,
Current Assets:	2008	2007
Cash in Bank:	$20,791	$-
Marketable Securities	44,080	1,320,690
Accounts Receivable – Factored	718,675	1,233,231
Accounts Receivable-Non Factored (Net)	75,940	27,321
Inventory	171,815	121,786
Prepaid Expenses	29,413	202,353
Total Current Assets	1,060,714	2,905,381
Fixed Assets – Net	149,133	218,384

	-
Deposits	3,335	3,335

Total Other Assets	3,335	3,335

Total Assets	$1,213,182	$3,127,100

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$493,021
Accounts Payable and Accrued Expenses	1,225,395	888,100
Factoring Line of Credit	706,935	917,926

Notes Payable	100,000	19,314
Capital Lease Obligation	12,065	12,065

Total Current Liabilities	2,044,395	2,330,426

Non-current Liabilities:
Capital Lease Obligation	986	6,077
Shareholder Loans	1,982,657	1,651,000
Interest Payable	218,289	128,943

Total Long Term Liabilities	2,201,932	1,786,020

TOTAL LIABILITIES	4,246,327	4,116,446

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 0 outstanding as of March 31, 2008 and March 31, 2007	528	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 64,796,150 and 68,896,150 shares issued and outstanding as of March 31, 2008 and March 31, 2007	6,480	6,890
Additional Paid-In Capital	3,799,291	3,937,389
Subordinated Debt	-	272,554
Treasury Stock	(100,000)	-
Other Comprehensive Loss	-	(360,745)
Retained (Deficit)	(6,739,444)	(4,845,434)
Total Stockholders’ (Deficit)	(3,033,145)	(989,346)
Total Liabilities and Stockholders' Deficit	$1,213,182	$3,127,100
The accompanying notes are an integral part of these financial statements. F-4

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS

	March 31,
	2008	2007

Revenues	$11,265,457	$12,750,457
Cost of Goods Sold	8,745,053	10,383,430

Gross Profit	$2,520,404	$2,367,027

Expenses:
Payroll	1,001,102	881,365
Factoring Fee	191,504	374,182
Rent Expense	213,927	230,802
Depreciation & Amortization	72,257	89,729
General & Admin.	1,048,542	1,289,314
Sales Commission	367,330	373,478

Total Expenses	$2,894,662	$3,239,140

Net (Loss) from Operations	(374,258)	(872,113)

Other Income (Expense):
Interest Income and other	70,074	15,040
Realized Loss on Securities	(1,284,856)	(35,570)
Interest and financing Expense	(304,970)	(86,525)

Net Income (Loss)	$(1,894,010)	$(979,168)

Basic & Diluted (Loss) Per Share	$(0.03)	$(0.02)

Weighted Avg. Shares Outstanding	67,524,368	63,530,397

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2008	2007

Net Loss	$-	$(979,168)
Unrealized Loss on Securities	-	(360,745)

Comprehensive Loss	$-	$(1,339,913)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
Statements of Stockholders' Equity (Deficit)
					Additional	Retained	Treasury Stock/
	Preferred Stock		Common Stock		Paid-in	Earnings	Sub
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Debt	Total
Balance, April 1, 2006	-	$-	57,696,150	$5,769	1,116,634	$(3,866,266)	$492,100	$(2,251,763)
Shares issued for cash	-	-	8,950,000	896	830,104	-	-	831,000
Shares issued for services	-	-	2,250,000	225	197,275	-	-	197,500
Reduction of Debt	-	-	-	-	-		(219,546)	(219,546)
Shareholder contributions	-	-			1,793,376			1,793,376
Net Loss	-	-	-	-	-	(979,168)	-	(979,168)
Balance March 31, 2007	-	-	68,896,150	6,890	3,937,389	(4,845,434)	272,554	(628,601)
Shares recinded	-	-	(3,000,000)	(300)	(299,700)	-	(272,554)	(572,554)
Shares for services	-	-	150,000	15	3,485	-	-	3,500
Purchase of treasury shares	-	-	(1,250,000)	(125)	125		(100,000)	(100,000)
Preferred shares issued as financing costs	5,284,000	$528	-	$-	157,992	$-	$-	$158,520
Net Loss						(1,894,010)		(1,894,910)
Balance March 31, 2008	5,284,000	$528	64,796,150	$6,480	3,799,291	$(6,739,444)	$(100,000)	$(3,033,145)
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,894,010)	$ (979,168)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	72,257	89,729
Other comprehensive loss	360,745	(360,745)
(Increase) Decrease in Inventory	(50,029)	48,041
(Increase) Decrease in Accounts Receivable	465,937	393,842
(Increase) Decrease in Deposits and Prepaids	172,940	(47,388)
Stock Issued in Exchange for Services	3,500	197,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	426,641	(560,861)
Net Cash Used in Operating Activities	(442,019)	(1,219,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	1,276,610	(1,320,690)
Equipment	(3,006)	557

Net Cash Used in Investing Activities	1,273,604	(1,320,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	(10,045)
Factoring Payable	(210,991)	(488,719)
Shareholder Loans	348,789	680,000
Payments on Notes Payable	-	(327,989)
Payments on Related Party Debt	(209,000)	(219,546)
Stock Issued in Exchange for Cash/financing cost	158,520	831,000
Contribution of Capital from Stockholders	-	1,793,376
Bank Overdraft	(493,021)	281,106
Purchase of Treasury Stock and cancellation of shares	(400,000)
Net Cash Used in Financing Activities	(810,794)	2,539,183

Net (Decrease) Increase in Cash and Cash Equivalents	20,791	-
Cash and Cash Equivalents at Beginning of Period	-	-

Cash and Cash Equivalents at End of Period	$ 20,791	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 197,500	$ 197,500
The accompanying notes are an integral part of these financial statements. F-8

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

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

The Company has incurred a net loss for the year ended March 31, 2008 and has a negative equity.  These conditions, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	151,204	118,702
Equipment	317,812	Strait Line	3-5 Years	287,381	30,431

	$587,718			$438,585	$149,133

Total depreciation expense for the year ended March 31, 2008 and 2007 was $72,257 and $89,729 respectively.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of March 31, 2008 and 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Loss

The Company has had comprehensive losses which is the difference between the market price of securities received and their value at the balance sheet date. .

Inventory

Inventory consists of finished meat products, and is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value.

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes , are recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the year ended March 31, 2008, the Company sold available-for-sale securities for a realized loss of $1,284,856, which is included in other income (expense).

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and  judges that decline to be other-than-temporary.

Advertising

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

NOTE 3-MARKETABLE SECURITIES

In February 2007, a stockholder contributed to capital marketable securities consisting of free trading stock in a public entity. The Company valued this contribution at the market price. The Company then sold all of their position realizing a loss on securities of $35,570 thru March 31, 2007 and then $1,284,856 for the year ended March 31, 2008.

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

During the fourth quarter ended March 31, 2008 the same shareholder loaned the company securities valued at $102,000. A gain was realized on part of the securities sold of $9,974 and an unrealized loss on securities recognized of $15,020. Both of these transactions pursuant to the agreement went to increase and correspondingly decrease the amount due the shareholder.

NOTE 4 - INCOME TAXES

As of March 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,500,000 be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	March 31,
	2008	2007

Net Operating Losses	$2,015,000	$872,113
Depreciation	-	-
Valuation Allowance	(2,015,000)	(872,113)
	$-	$-

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

Total rental expense for this property was 81,864. Other maintenance rentals are on a month to month basis.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment

2008	$12,065
2009	986
2010	-
Total	$13,051

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

These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2008, the company had factored receivables in the amount of $718,675 and recorded a liability of $706,935. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of March 31, 2008 the Company has outstanding notes payable to a shareholder in the total amount of $1,919,103. These loan carries with it an interest rate of between 5% and 6% and no payments of interest or principal are due until the due dates of September 30, 2009 and October 2010.

In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

Accrued interest on these loans amounted to $218,289 at March 31, 2008.

The Company is also obligated on a note to its officers for 63,554 without interest.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2008, shareholders have advanced the Company $63,554 payable in 2009 and does not carry an interest rate.

NOTE 10-COMMON STOCK TRANSACTIONS

During the year ended March 31, 2008 the Company redeemed 3,000,000 shares of stock for a cancellation of indebtedness of $300,000 issued 150,000 shares of stock for services valued at $.02 and .03 cents which was the market price of the stock and repurchased 1,250,000 shares of its stock for $100,000.

NOTE 11-PREFERRED STOCK

During the fourth quarter of 2008 the company issued 5,284,000 convertible Series E Preferred Stock to one of its stockholders for consideration in contributing stock of a publicly held entity. This stock has been valued at the convertible market price of common stock totaling $158,520 and included as interest and financing cost in other expense on the profit and loss statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

June 5, 2008	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President
June 5, 2008	By: /s/ William DeMarzo William DeMarzo, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 5, 2008        /s/ Joseph Maggio
                                        Joseph Maggio, Chairman, CEO, and Director

Date:  June 5, 2008       /s/ Louis Vucci, Jr.
                                      Louis Vucci, Jr., President and Director

Date:  June 5, 2008       /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director

Date:  June 5, 2008        /s/ William DeMarzo
                                        William DeMarzo, Chief Financial Officer

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Louis Vucci, Jr., President certify that:

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

Date: June 5, 2008

/s/ Louis Vucci, Jr.

Louis Vucci, Jr.

President

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

Date: June 5, 2008

/s/William DeMarzo

William DeMarzo

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB of the Company for the fiscal year ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 5, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. President

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), William DeMarzo, Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1.the Annual Report on Form 10-KSB of the Company for the fiscal year ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 5, 2008	/s/ William DeMarzo William DeMarzo Chief Financial Officer