Form 10KSB/A
period 2007-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2008-07-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Explanatory Note:  This Amendment No. 2 on Form 10-KSB/A amends the Registrant’s Amendment No. 1 on Form 10-KSB/A, filed on May 6, 2008 and Annual Report on Form 10-KSB filed by the Registrant on May 29, 2007 for the fiscal year ended March 31, 2007.  Amendment No. 2 is being filed to amend the Statements of Cash Flows and Note 12 to the financial statements in accordance with paragraph 15, 16, 17 and 32 of SFAS No. 95 and include the signature of the Registrant’s principal accounting officer under the signature section of this Form 10-KSB/A Amendment No. 2.

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

Consulting fees increased by $130,500 due to an updated agreement with Redwood Consulting.  Company stock was used in this transaction.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2007, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Maggio Chairman and CEO	$129,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$129,000

Louis Vucci, Jr. President	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Phillip Serlin COO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William DeMarzo CFO	$49,500	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$49,500

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(2)
Joseph Maggio Chairman and Chief Executive Officer	11,200,000	Common	%
Louis Vucci, Jr. President and Director	13,800,000	Common	%
Phillip Serlin Chief Operations Officer and Director	1,000,000	Common	%
William DeMarzo Chief Financial Officer	1,000,000	Common	%
All Officers and Directors as a group (4 in number)	27,000,000	Common	%

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

NOTE 5 - OPERATING LEASE COMMITMENTS

The Companies operating facility is a New York City owned pro perty consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis.

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

Subsequent to the issuance of the financials statements for the year ended March 31, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the fiscal year ended March 31, 2007:

	For the year ended March 31, 2007 As originally stated	For the year ended March 31, 2007 Adjustments	For the year ended March 31, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (979,168)	$ -	$ (979,168)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	89,729	-	89,729
Other comprehensive loss	(360,745)	360,745	-
(Increase) Decrease in Marketable Securities	(1,320,690)	1,320,690	-
(Increase) Decrease in Inventory	48,041	-	48,041
(Increase) Decrease in Accounts Receivable	393,842	-	393,842
(Increase) Decrease in Deposits and Prepaids	(47,388)	-	(47,388)
Stock Issued in Exchange for Services	197,500	-	197,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	(630,879)	-	(630,879)
Realized loss on securities	-	-	35,570
(Decrease) Increase in Interest Payable	70,018	-	70,018
Net Cash Used in Operating Activities	(2,539,740)	1,681,435	(822,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable Securities	-	76,371	76,371
Equipment – Net	557	-	557

Net Cash Used in Investing Activities	557	76,371	76,928

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,045)	-	(10,045)
Factoring Payable	(488,719)	-	(488,719)
Shareholder Loans	680,000	-	680,000
Payments on Notes Payable	(327,989)	-	(327,989)
Payments on Related Party Debt	(219,546)	-	(219,546)
Stock Issued in Exchange for Cash	831, 000	-	831, 000
Contribution of Capital from Stockholders	1,793,376	(1,793,376)	-
Bank Overdraft	281,106	-	281,106

Net Cash Used in Investing Activities	2,539,183	(1,793,376)	745,807

Net (Decrease) Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: Stock contribution	$ -	$ 1,793,376	$ 1,793,376
Stock issued for services	$ 197,500	$ -	$ 197,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

Date: July 11, 2008	By: /s/ Louis Vucci, Jr Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 11, 2008     /s/ Louis Vucci, Jr.
                                      Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date:  July 11, 2008     /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Louis Vucci, Jr., President (Principal Executive Officer) certify that:

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

Date: July 11, 2008

/s/ Louis Vucci, Jr.

Louis Vucci, Jr.

President (Principal Executive Officer)

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Louis Vucci, Jr., certify that:

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

Date: July 11, 2008

/s/Louis Vucci, Jr.

Louis Vucci, Jr.

Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 11, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended March 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 11, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)