Form 10QSB/A
period 2007-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-07-14
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Explanatory Note:  This Amendment No. 2 on Form 10-QSB/A amends the Registrant's Amendment No. 1 on Form 10-QSB/A, filed on May 6, 2008 and quarterly report on Form 10-QSB filed by the Registrant on August 13, 2007 for the quarter ended June 30, 2007. Amendment No. 2 is being filed to amend the Statements of Cash Flows and Note 11 to the financial statements in accordance with paragraph 15, 16 and 17 of SFAS No. 95.  All other items remain unchanged from the original filing.

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

The accompanying notes are an integral part of these financial statements. 4

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

The accompanying notes are an integral part of these financial statements. 5

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the financials statements for the quarter ended June 30, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the three months ended June 30, 2007:

	For the three months ended June 30, 2007 As originally stated	For the three months ended June 30, 2007 Adjustments	For the three months ended June 30, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (426,814)	$ -	$ (426,814)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	17,732	-	17,732
Other Comprehensive loss	(384,140)	384,140	-
(Increase) Decrease in Inventory	(156,620)	-	(156,620)
(Increase) Decrease in Accounts Receivable	(310,365)	-	(310,365)
(Increase) Decrease in Deposits and Prepaids	43,235	-	43,235
Realized loss on securities	-	418,076	418,076
(Increase) Decrease in Marketable securities	1,038,380	(1,038,380)	-
(Decrease) Increase in Accounts Payable and Accrued Expenses	512,959	-	512,959
(Decrease) Increase in Interest Payable	21,264	-	21,264

Net Cash Used in Operating Activities	355,631	(236,164)	119,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable Securities	-	236,164	236,164
Purchase of Equipment/Sale	-	-	-

Net Cash Used in Investing Activities	-	236,164	236,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,545)	-	(2,545)
Factoring Payable	382,443	-	382,443
Shareholder and Related Party Debt	(100,000)	-	(100,000)
Payments on Notes Payable	(19,314)	-	(19,314)
Stock Issued in Exchange for Cash	-	-	-
Bank Overdraft	(493,021)	-	(493,021)

Net Cash Provided by Financing Activities	(232,437)	-	(232,437)

Net (Decrease) Increase in Cash and Cash Equivalents	123,194	-	123,194
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 123,194	$ -	$ 123,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 2,856	$ -	$ 2,856

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -	$ -

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

Diamond Ranch Foods, Ltd.
 (Registrant)

July 11, 2008	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

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

(1)   I have reviewed this quarterly report on Form 10-QSB/A of Diamond Ranch Foods, Ltd;

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

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Louis Vucci, Jr., certify that:

(1)   I have reviewed this quarterly report on Form 10-QSB/A of Diamond Ranch Foods, Ltd;

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB/A of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB/A of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 11, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)