Form 10QSB/A
period 2007-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-07-14
CIK 1317880

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

Explanatory Note:  This Amendment No. 2 on Form 10-QSB/A amends the Registrant's Amendment No. 1 on Form 10-QSB/A, filed on May 6, 2008 and quarterly report on Form 10-QSB filed by the Registrant on November 14, 2007 for the quarter ended September 30, 2007.  Amendment No. 2 is being filed to amend the Statements of Cash Flows and Note 11 to the financial statements in accordance with paragraph 15, 16 and 17 of SFAS No. 95.  All other items remain unchanged from the original filing.

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

NOTE 11 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the financials statements for the quarter ended September 30, 2007, the Company restated certain items in the cash flow statement to properly represent the components of cash flows form operations, investing and financing activities. The following details the changes:

Statement of Cash Flows for the six months ended September 30, 2007:

	For the six months ended September 30, 2007 As originally stated	For the six months ended September 30, 2007 Adjustments	For the six months ended September 30, 2007 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (1,298,049)	$ -	$ (1,298,049)
Adjustments to reconcile net loss to net cash		-
Other Comprehensive loss	136,472	(136,472)	-
Depreciation and Amortization	35,464	-	35,464
Decrease in Marketable Securities	1,259,398	(1,259,398)	-
(Increase) Decrease in Inventory	(92,941)	-	(92,941)
(Increase) Decrease in Accounts Receivable	(38,796)	-	(38,796)
(Increase) Decrease in Deposits and Prepaids	86,470	-	86,470
(Decrease) Increase in Accounts Payable and Accrued Expenses	535,708	-	535,708
(Decrease) Increase in Interest Payable	41,587	-	41,587
Realized loss on securities		1,039,196	1,039,196
Net Cash Used in Operating Activities	665,313	(356,674)	308,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable Securities	-	1,259,398	184,552
Purchase of Equipment/Sale	(4,487)	-	(4,487)

Net Cash Used in Investing Activities	(4,487)	1,259,398	180,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	-	(5,091)
Factoring Payable	241,722	-	241,722
Shareholder and Related Party Loans	(138,000)	-	(138,000)
Payments on Notes Payable	(94,314)	-	(94,314)
Stock Issued in Exchange for Cash	-	-	-
Bank Overdraft	(493,021)	-	(493,021)

Net Cash Provided by Financing Activities	(488,704)	-	(488,704)

Net (Decrease) Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 172,122	$ -	$ 172,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 4,250	$ -	$ 4,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -	$ -
Stock issued for services	$ -	$ -	$ -

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB/A of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-QSB/A of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 11, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)