Form 10-Q
period 2008-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-08-14
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 6, 2008, the issuer had 64,796,150 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD

BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
ASSETS:	2008	2008
Current Assets:
Cash in Bank	$22,624	$20,791
Marketable Securities	89,300	44,080
Accounts Receivable – Factored	587,231	718,675
Accounts Receivable-Non Factored-Net	166,674	75,940
Inventory	164,283	171,815
Prepaid Expenses	-	29,413
Total Current Assets	1,030,112	1,060,714
Fixed Assets – Net	139,211	149,133
Other Assets:
Deposits	4,335	3,335

Total Other Assets	4,335	3,335

Total Assets	$1,173,658	$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$-
Accounts Payable and Accrued Expenses	1,214,203	1,225,395
Factoring Line of Credit	580,645	706,935

Notes Payable	100,000	100,000
Capital Lease Obligation	10,182	12,065

Total Current Liabilities	1,905,030	2,044,395

Non-current Liabilities:
Capital Lease Obligation	324	986
Shareholder Loans	2,070,235	1,982,657
Interest Payable	244,207	218,289

Total Long Term Liabilities	2,314,766	2.201,932

TOTAL LIABILITIES	4,219,796	4,246,327

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding respectively	528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value 64,796,150 shares issued and outstanding respectively	6,480	6,480
Additional Paid-In Capital	3,853,008	3,799,291
Treasury Stock	(100,000)	(100,000)

Retained Earning (Deficit)	(6,806,154)	(6,739,444)
Total Stockholders' (Deficit)	(3,046,138)	(3,033,145)

Total Liabilities and Stockholders' Equity	$1,173,658	$1,213,182

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended
June 30,

	2008	2007

Revenues	$1,891,087	$3,548,389
Cost of Goods Sold	1,417,293	2,712,707

Gross Profit	$473,794	$835,682

Expenses:
Payroll	206,531	255,891
Factoring Fee	24,355	74,482
Rent Expense	48,057	65,913
Depreciation & Amortization	9,922	17,732
General & Administrative	199,479	313,387
Sales Commission	59,158	109,322

Total Expenses	$547,502	$836,727

Operating Income (Loss)	(73,708)	(1,045)
Interest Expense	(25,918)	(24,120)
Realized (loss) on securities		(418,076)
Other Income	32,916	16,427

Net Income (Loss)	$(66,710)	$(426,814)

Basic & diluted loss per share	$(0.00)	$(0..01)

Weighted Avg. Shares Outstanding	64,796,150	68,896,150

The accompanying notes are an integral part of these financial statements. 4

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended
June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (66,710)	$ (426,814)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	9,922	17,732

(Increase) Decrease in Inventory	7,532	(156,620)
(Increase) Decrease in Accounts Receivable	40,709	(310,365)
(Increase) Decrease in Deposits and Prepaids	28,413	43,235
Realized loss on securities	29,148	418,076
(Decrease) Increase in Accounts Payable and Accrued Expenses	(11,192)	512,959
(Decrease) Increase in Interest Payable	25,919	21,264

Net Cash Used in Operating Activities	63,741	119,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	(74,368)	236,164
Purchase of Equipment/Sale	-	-

Net Cash Used in Investing Activities	(74,368)	236,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,545)	(2,545)
Factoring Payable	(126,290)	382,443
Shareholder and Related Party Debt	141,295	(100,000)
Payments on Notes Payable		(19,314)
Stock Issued in Exchange for Cash	-	-
Bank Overdraft	-	(493,021)

Net Cash Provided by Financing Activities	12,460	(232,437)

Net (Decrease) Increase in Cash and Cash Equivalents	1,833	123,194
Cash and Cash Equivalents at Beginning of Period	20,791	-

Cash and Cash Equivalents at End of Period	$ 22,624	$ 123,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 2,856

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -

The accompanying notes are an integral part of these financial statements. 5

DIAMOND RANCH FOODS, LTD NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (Unaudited)

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

The Company has incurred a net loss of $66,710 for the quarter ended June 30, 2008 and had a negative current ratio of $874,918.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2008, the Company’s fixed assets were as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$158,001	$111,905
Equipment	319,292	Strait Line	3-5 Years	291,986	27,306

	$589,198			$449,987	$139,211

As of June 30, 2007, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$131,010	$138,896
Equipment	314,806	Strait Line	3-5 Years	253,050	61,756

	$584,712			$384,060	$200,652

Total depreciation expense for the period ended June 30, 2008 and 2007 was $9,922 and $17,732 respectively.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2008 and 2007.

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

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes, are recorded in accordance with a shareholder agreement as a reduction or increase in loans payable.

Realized gains and losses from the sale of available-for-sale securities are recorded also in accordance with shareholder agreements as a increase or decrease in loans payable to the shareholder and are computed using the specific identification method.  During the quarter ended June 30, 2008, the Company sold available-for-sale securities for a realized loss of $29,149, which is included as a reduction of the shareholder loan.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and  judges that decline to be other-than-temporary.

Advertising

Advertising costs are expensed as incurred. There were zero costs incurred in both periods.

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

NOTE 3-MARKETABLE SECURITIES

During the first quarter of 2009, a stockholder contributed as a loan payable marketable securities consisting of free trading stock in a public entity valued at market of $231,000.  The Company sold part of their position realizing a loss on securities of $29,148 which reduced the loan payable thru June 30, 2008. The Company then valued the remaining shares held at June 30 2008 at market, resulting in an unrealized loss of securities of $65,800 which further reduced the loan and correspondingly adjusted the shares in marketable securities.

.

NOTE 4 - INCOME TAXES

As of June 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,500,000 be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - OPERATING LEASE COMMITMENTS

The Companies operating facility is a New York City owned property consisting of 7,000 sq. ft. The Company leases the space on a month-to-month basis. The Company has other maintenance rentals on a month to month basis consisting of equipment and transportation vehicles.

Total rental expense for the operating facility is $6,822 per month. Property and other maintenance rentals are on a month to month basis and vary accordingly. Total rental costs were $ 48,057 and $65,913 for each respective period.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment

2008	$-
2009	10,506
2010	-
Total	$10,506

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

These factoring lines of credit have been treated as a secured financing arrangement. As of June, 2008, the company had factored receivables in the amount of $587,231 and recorded a liability of $580,645. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of June 30, 2008 the Company has an outstanding note payable to a shareholder in the total amount of $2,070,235. This loan carries with it an interest rate of between 5% and 6% and no payments of interest or principal are due until the due dates of September 30, 2009 and October 2010.

In September 2006 the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

Accrued interest on these loans amounted to $244,207 at June 30, 2008.

NOTE 9 - PREFERRED STOCK

During the fourth quarter of 2008 the company issued 5,284,000 shares of series E convertible preferred stock to one of its stockholders for consideration in contributing stock of a publicly held entity. This stock has been valued at the convertible market price of common stock totaling $158,520 and included as interest and financing cost in other expense on the profit and loss statement.

Note 10-SUBSEQUENT EVENT

In July of 2008, in a restructuring move the company terminated its CFO and CEO replacing those positions immediately with its chairman and will be appointing a new CFO in the near future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SALES

Our revenues from operations for the three months ended June 30, 2008 were $1,891,087 compared to the same period of 2007 which were $3,548,389, a decrease of $1,657,302 or 46%. The decrease which was anticipated was the result of the company’s commitment to higher profitable accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2008 was $1,417,293, generating a gross profit of $473,794, or 25.05%.

Our cost of sales for the three months ended June 30, 2007 was $2,712,007 generating a gross profit of $835,682, or 23.55%.

As a result of selective clients our gross profit has increased  Management expects gross profits to increase as revenues increase and the cost of sales decrease.

For the quarter ended June 30, 2008, we have increased our margins by raising prices, outsourcing manufactured products and eliminating low margin sales to jobber trade as compared to those in fiscal year ended March 31, 2008. We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2008 was $206,531, which was a decrease of $49,360 over the amount of $255,891 for the three months ended June 30, 2007. This decrease was mostly attributable to the decrease in size of our workforce.

Our Rent expenses for the three months ended June 30, 2008 was $48,174, which was a decrease of $17,739 over the amount of $65,913 for the three months ended June 30, 2007. This decrease was mostly attributable to the decrease in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2008 was $59,158, which was a decrease from $109,322 over the amount for the three months ended June 30, 2007. This decrease is attributable to the lower revenues for the three months ended June 30, 2008

Our General and Administrative expenses decreased to $199,479 from $313,387 or $113,908. The decrease was attributable to lower truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended June 30, 2008; the Company's cash provided by operating activities totaled $63,741, and cash provided by financing activities was $12,460.

For the Three-Months ended June 30, 2007; the Company's cash provided by operating activities totaled $119,467, and cash used for financing activities was $232,431.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2008 was $979,168 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our March 31, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Louis Vucci, Jr., our President.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Vucci.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Diamond Ranch Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarterly reporting period ended June 30, 2008.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

August 13, 2008	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

Date:  August 13, 2008   /s/ Louis Vucci, Jr .
                                          Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date:  August 13, 2008   /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Louis Vucci, Jr., President (Principal Executive Officer) certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of Diamond Ranch Foods, Ltd;

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

Date: August 13, 2008

/s/ Louis Vucci, Jr.

Louis Vucci, Jr.

President (Principal Executive Officer)

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Louis Vucci, Jr., certify that:

(1)   I have reviewed this quarterly report on Form 10-Q of Diamond Ranch Foods, Ltd;

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

Date: August 13, 2008

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)