Form 10-Q
period 2008-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2008-11-12
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 15, 2008, the issuer had 10,777,800 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
ASSETS:	2008	2008
Current Assets:
Cash in Bank	$44,055	$20,791
Marketable Securities	28,670	44,080
Accounts Receivable – Factored	469,974	718,675
Accounts Receivable-Non Factored-Net	283,613	75,940
Inventory	142,200	171,815
Prepaid Expenses	34,978	29,413
Total Current Assets	1,003,490	1,060,714
Fixed Assets – Net	130,770	149,133
Other Assets:
Deposits	4,335	3,335

Total Other Assets	4,335	3,335

Total Assets	$1,138,595	$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$-	$-
Accounts Payable and Accrued Expenses	1,464,587	1,225,395
Factoring Line of Credit	456,884	706,935
Notes Payable	100,000	100,000
Capital Lease Obligation	7,960	12,065

Total Current Liabilities	2,029,431	2,044,395

Non-current Liabilities:
Capital Lease Obligation		986
Shareholder Loans	2,043,207	1,982,657
Interest Payable	273,478	218,289

Total Long Term Liabilities	2,316,685	2.201,932

TOTAL LIABILITIES	4,346,116	4,246,327

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 and 33,275 shares issued and outstanding, respectively	1,077	3
Additional Paid-In Capital	3,966,611	3,805,768
Treasury Stock	(100,000)	(100,000)
Comprehensive Income	3,190	-
Retained Earning (Deficit)	(7,078,927)	(6,739,444)
Total Stockholders' (Deficit)	(3,207,521)	(3,033,145)

Total Liabilities and Stockholders' Equity	$1,138,595	$1,213,182

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$1,706,779	$2,872,682	$3,597,866	$6,421,071
Cost of Goods Sold	1,278,637	2,358,905	2,695,930	5,071,612

Gross Profit	$428,142	$513,777	$901,936	$1,349,459

Expenses:
Payroll	159,135	268,676	365,666	524,567
Factoring Fee	21,722	44,263	46,075	118,745
Rent Expense	46,221	51,309	94,278	117,222
Depreciation & Amortization	9,922	17,732	19,844	35,464
General & Admin.	287,114	268,262	486,593	581,649
Sales Commission	43,670	94,628	102,828	203,950

Total Expenses	$567,782	$744,870	$1,115,284	$1,581,597
Operating Income (Loss)	(139,640)	(231,093)	(213,348)	(232,138)
Interest Expense	(129,189)	(25,512)	(155,107)	(49,632)
Gain (loss) on Sale of Securities	2,247	(621,120)	2,247	(1,039,196)
Other Income	(6,191)	6,490	26,725	22,917

Net Income (Loss)	$(272,773)	$(871,235)	$(339,483)	$(1,298,049)

Basic & diluted loss per share	$(.2470)	$(25.29)	$(.5969)	$(37.68)

Weighted Avg. Shares Outstanding	1,104,178	34,448	568,727	34,448

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (339,483)	$ (1,298,049)
Adjustments to reconcile net loss to net cash/Stock for Services	108,200	-
Other Comprehensive loss/income	3,190	136,472
Depreciation and Amortization	19,844	35,464
Decrease in Marketable Securities	15,410	1,259,398
(Increase) Decrease in Inventory	29,615	(92,941)
(Increase) Decrease in Accounts Receivable	41,028	(38,796)
(Increase) Decrease in Deposits and Prepaids	(6,565)	86,470
(Decrease) Increase in Accounts Payable and Accrued Expenses	239,192	535,708
(Decrease) Increase in Interest Payable	55,189	41,587

Net Cash Used in Operating Activities	165,620	(594,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	-	1,259,398
Purchase of Equipment/Sale	(1,481)	(4,487)

Net Cash Used in Investing Activities	(1,481)	1,254,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(5,091)	(5,091)
Factoring Payable	(250,051)	241,722
Shareholder and Related Party Loans	60,550	(138,000)
Payments on Notes Payable	-	(94,314)
Related party forgiveness	53,717	-
Bank Overdraft	-	(493,021)

Net Cash Provided by Financing Activities	(140,875)	(488,704)

Net (Decrease) Increase in Cash and Cash Equivalents	23,264	-
Cash and Cash Equivalents at Beginning of Period	20,791	-

Cash and Cash Equivalents at End of Period	$ 44,055	$ 172,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 45	$ 4,250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ 108,200	$ -

                                                       The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The Company incurred an operating loss of $139,640 for the quarter ended September 30, 2008 and a net operating loss of $213,348 for the six months then ended, and has a negative stockholders equity of $3,207,521 and has a negative current ratio of $1,025,941.

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

Reverse Stock Split

On September 19, 2008, the Company affected a 1 for 2,000 reverse split of the Company’s common stock which resulted in a trading symbol change to “DFRO.” The financials have been restated for all periods presented to reflect this reverse stock split.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2008, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$164,750	$105,156
Equipment	319,293	Strait Line	3-5 Years	293,679	25,614

	$589,199			$458,429	130,770

 Total depreciation expense for the year at September 30, 2008was 19,844.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of September 30, 2008 and 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Loss

The Company had comprehensive income in 2008 which are the difference between the market price of securities received and their value at September 30, 2008.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the six months ended September 30, 2008, the Company sold available-for-sale securities for a realized gain of $2,247 which is included in other income (expense).

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

NOTE 3-MARKETABLE SECURITIES

At September 30, 2008 the company held securities in two companies valued at $28,670, the former was a position of 365,000 shares valued at market of .042 cents per share, the latter was 580,000 shares at .023 cents per share.

NOTE 4 - INCOME TAXES

As of September 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,500,000 to be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007

Net Operating Losses	$2,215,000	872,113
Depreciation	-	-
Valuation Allowance	(2,215,000)	(872,113)
	$-	$-

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

The Company also leases space on a month to month basis for truck and equipment rental on an as needed basis.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2008	7,960
2009	-
2010	-
Total	$7,960

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

These factoring lines of credit have been treated as a secured financing arrangement. As of September 30, 2008, the company had factored receivables in the amount of $469,974 and recorded a liability of $456,884 Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of September 30, 2008, the Company has an outstanding note payable to a shareholder in the amount of $2,043,207. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.

In September 2006, the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid.

 Accrued interest on these loans is $273,478 at September 30, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 22, 2008 the Company issued 2,000,000 restricted shares to its President, Louis Vucci and 30,000 shares to a family member for services rendered. The shares were valued at the last trade price or market price.

NOTE 10-SIGNIFICANT VENDOR

At September 30, 2008 the Company was indebted to a vendor representing 91.7% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 11-COMMON STOCK TRANSACTIONS

During the six months ended September 30, 2008 the Company recinded 500 post split shares and issued for services 10,745,025 shares for services valued at market at $108,200.

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

SALES

Our revenues from operations for the three months ended September 30, 2008 were $1,706,779 compared to $2,872,682 for 2007, a decrease of $1,165,903 or 40.6%. The reason for the decrease was mostly a decision to concentrate on higher gross profit items as well as the overall downturn in the economy.

Revenues for the six months were $3,597,866 for 2008 compared to $6,421,071 for 2007 a decrease of $2,823,205 or 43.9%.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended September 30, 2008 was $1,278,637, generating a gross profit of $428,142, or 25.1%.

Cost of Sales for the same period in 2007 was $2,358,905, resulting in a gross profit of $513,777 or 17.88%.

Cost of Sales for the six months were $2,695,930 compared to $5,071,612 in 2007 resulting in a gross profit in 2008 of $901,936 compared to $1,349,459 in 2006. Gross Profit as a percentage of sales was 25.1% in 2008 compared to 21.02 in 2007.  Management expects gross profits to maintain as revenues increase.

EXPENSES

Our operating expenses for the three months ended September 30, 2008 was $567,782 including stock for services of $108,200, compared to $744,870 in 2007 with no stock for services. The decrease was attributable to reduction in our payroll, factoring fees, rental and sales commissions., .

Our expenses for the six months were $1,115,284 compared to $1,581,597, a decrease of $466,313.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2008; the Company's cash provided by operating activities totaled $165,460 and cash used for financing activities was $140,875.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Diamond Ranch Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2008, the Company issued 10,745,025 shares for services valued at market at $108,200. These shares were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarterly reporting period ended September 30, 2008.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

November 7, 2008	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

Date:  November 7, 2008   /s/ Louis Vucci, Jr .
                                      Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date:  November 7, 2008   /s/ Philip Serlin
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

Date: November 7, 2008

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

Date: November 7, 2008

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2008	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)