Form 10-Q
period 2008-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2009-02-12
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

Diamond Ranch Foods, Ltd.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 355 Food Center Drive B-1
Bronx, NY 10474
(Address of principal executive offices)

 (718) 991-9595
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 23, 2009, the issuer had 10,777,800 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

		(Unaudited)
		December 31,	March 31,
ASSETS:		2008	2008
Current Assets:
Cash in Bank		$26,180	$20,791
Marketable Securities		37,430	44,080
Accounts Receivable – Factored		512,498	718,675
Accounts Receivable-Non Factored-Net		234,636	75,940
Inventory		180,489	171,815
Prepaid Expenses		26,233	29,413
Total Current Assets		1,017,466	1,060,714
Fixed Assets – Net		123,192	149,133
Other Assets:
Deposits		4,335	3,335

Total Other Assets		4,335	3,335

Total Assets		$1,144,993	$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$		$-
Accounts Payable and Accrued Expenses		1,564,773	1,225,395
Factoring Line of Credit		508,690	706,935
Notes Payable		100,000	100,000
Capital Lease Obligation		5,415	12,065

Total Current Liabilities		2,178,878	2,044,395

Non-current Liabilities:
Capital Lease Obligation			986
Shareholder Loans		2,054,369	1,982,657
Interest Payable		302,915	218,289

Total Long Term Liabilities		2,357,284	2.201,932

TOTAL LIABILITIES		4,536,162	4,246,327

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively		528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 and 33,275 shares issued and outstanding, respectively		1,077	3
Additional Paid-In Capital		3,966,610	3,805,768
Treasury Stock		(100,000)	(100,000)
Comprehensive Income			-
Retained Earning (Deficit)		(7,259,384)	(6,739,444)
Total Stockholders' (Deficit)		(3,391,169)	(3,033,145)

Total Liabilities and Stockholders' Equity		$1,144,993	$1,213,182

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$1,631,714	$2,840,463	$5,229,580	$9,261,534
Cost of Goods Sold	1,227,917	2,109,289	3,923,847	7,180,901

Gross Profit	$403,797	$731,174	$1,305,733	$2,080,633

Expenses:
Payroll	151,289	237,015	516,955	761,582
Factoring Fee	19,672	41,234	65,747	159,979
Rent Expense	45,482	52,543	139,760	169,765
Depreciation & Amortization	10,258	18,292	30,102	53,756
General & Admin.	259,480	167,686	746,073	749,335
Sales Commission	46,413	95,875	149,241	299,825

Total Expenses	$532,594	$612,645	$1,647,878	$2,194,242

Operating Income (Loss)	(128,797)	118,529	(342,145)	(113,609)
Other Income	6,515	(20,596)	33,240	2,321
Realized Loss on Sale of Securities	(6,376)	(245,670)	(4,129)	(1,284,856)
Interest Expense	(51,799)	(25,161)	(206,906)	(74,793)

Net Income (Loss)	$(180,457)	$(172,888)	$(519,940)	$(1,470,937)

Basic & diluted loss per share	$(0.02)	$(5.17)	$(.132)	$(43.12)

Weighted Avg. Shares Outstanding	10,777,800	33,448	3,927,000	34,114

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (519,940)	$ (1,470,937)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	30,102	53,876
Stock issued	108,200	2,000
(Increase) Decrease in Inventory	(8,674)	(127,138)
(Increase) Decrease in Accounts Receivable	47,481	199,568
(Increase) Decrease in Deposits and Prepaids	2,180	129,705
(Decrease) Increase in Accounts Payable and Accrued Expenses	339,378	322,176
(Decrease) Increase in Interest Payable	84,626	63,865
Net Cash Used in Operating Activities	83,353	(826,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	6,650	1,585,215
Purchase of Equipment/Sale	(4,161)	(4,607)

Net Cash Used in Investing Activities	2,489	1,580,608

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft Decrease		(493,021)
Payments on Capital Lease Obligation	(7,637)	(5,091)
Factoring Payable	(198,245)	74,174
Shareholder and Related Party Loans	71,712	37,689
Payments on Notes Payable/Related party forgiveness	53,717	(19,314)
Stock Issued in Exchange for Cash/(Debt) Satisfaction		(300,000)

Net Cash Provided by Financing Activities	(80,453)	(705,563)

Net (Decrease) Increase in Cash and Cash Equivalents	5,389	48,160
Cash and Cash Equivalents at Beginning of Period	20,791	-

Cash and Cash Equivalents at End of Period	$ 26,180	$ 48,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 45	$ 10,928

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ 8,200	$ 2,000

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company incurred an operating loss of $342,145 for the nine months ended December 31, 2008 and a net operating loss of $128,797 for the three months then ended, and has a negative stockholders equity of $3,391,169 and has a negative current ratio of $1,161,412.

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

Nature of Business

The Company is a meat processing and distribution company now located in the Hunts Point Coop Market, Bronx, NY.  The Companies operations consist of packing, processing, labeling, and distributing products to a customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants, and institutions, deli and catering operators, and industry suppliers.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Diamond Ranch Foods, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Reverse Stock Split

On September 19, 2008 the Company affected a 2,000 to 1, reverse stock split and changed its symbol to DRFO. The financials have been restated for all periods presented to reflect this reverse stock split.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2008, depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Leasehold Improvements	$269,906	Strait Line	10 Years	$171,498	$98,408
Equipment	321,973	Strait Line	3-5 Years	297,189	24,784

	$591,879			$468,687	$123,192

 Total depreciation expense for the nine months ended December 31, 2008 was $30,102.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of December 31, 2008 and 2007.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method. During the nine months ended December 31, 2008, the Company sold available-for-sale securities for a realized loss of $4,129 which is included in other income (expense).

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

NOTE 3-MARKETABLE SECURITIES

At December 31, 2008 the company held securities in two companies valued at $37,430, the former was a position of 755,000 shares valued at market of.038 cents per share, the latter was 460,000 shares at .019 cents per share.

NOTE 4 - INCOME TAXES

As of March 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000,000 to be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2008

Net Operating Losses	$1,860,000
-
Valuation Allowance	(1,860,000)
$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - OPERATING LEASE COMMITMENTS

The Companies operating facility consists of approximately 3,500 sq. ft. The Company leases the space on a month-to-month basis.

The Company also leases space on a month to month basis for truck and equipment rental on an as needed basis.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2008	5,419
2009	-
2010	-
Total	$5,419

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

These factoring lines of credit have been treated as a secured financing arrangement. As of December 31, 2008, the company had factored receivables in the amount of $512,498 and recorded a liability of $456,715 Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of December 31, 2008, the Company has an outstanding note payable to a shareholder in the amount of $2,054,369. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.

In September 2006, the Company received $100,000 for a convertible note bearing interest at 7.5%, convertible at 12/31/2008 to common stock at 12/31/2008 if not repaid. The note was not repaid and the parties are negotiating.

 Accrued interest on these loans is $302,915 at December 31, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 22, 2008 the Company issued 2,000,000 restricted shares to its President, Louis Vucci and 30,000 shares to a family member for services rendered. The shares were valued at the last trade price or market price.

NOTE 10-SIGNIFICANT VENDOR

At December 31, 2008 the Company was indebted to a vendor representing 94% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 11-COMMON STOCK TRANSACTIONS

During the nine months ended December 31, 2008 the Company rescinded 500 post split shares and issued for services 10,745,025 shares for services valued at market at $108,200.

NOTE 12 – SUBSEQUENT EVENT

In January of 2009 the Company moved to a new facility in the Hunts Point Coop Market Terms of the lease agreement are as follows:

Monthly Rent of : $ 9,000.00

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

SALES

Our revenues from operations for the three months ended December 31, 2008 were $1,631,714 compared to $2,840,463 for 2007, a decrease of $1,208,749 or 42.6%. The reason for the decrease was mostly a decision to concentrate on higher gross profit items as well as the overall downturn in the economy.

Revenues for the nine months were $5,229,580 for 2008 compared to $9,261,534 for 2007 a decrease of $4,031,954 or 43.5%.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended December 31, 2008 was $1,227,917, generating a gross profit of $403,797, or 24.7%.

Cost of Sales for the same period in 2007 was $2,109,289, resulting in a gross profit of $731,174 or 25.7%.

Cost of Sales for the nine months were $3,923,847 compared to $7,180,901 in 2007 resulting in a gross profit in 2008 of $1,305,733 compared to $2,080,633 in 2007. Gross Profit as a percentage of sales was 25.0% in 2008 compared to 22.46 in 2007.  Management expects gross profits to maintain as revenues increase.

EXPENSES

Our operating expenses for the three months ended December 31, 2008 was $532,594 compared to $612,645 in 2007  The decrease was attributable to reduction in our payroll, factoring fees, rental and sales commissions., .

Our expenses for the nine months were $1,647,878 compared to $2,194,242, a decrease of $546,364.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2008; the Company's cash used by operating activities totaled $83,353 and cash provided by financing activities was $80,453.

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

Management has perceived a variety of recent trends that have had a material impact on our current revenues and our projected revenues for the coming quarters. Meat consumption has dramatically increased overall due to dieting habits; most famously known is The Atkins Diet, as well as other diets, that emphasize high-protein, low-carbohydrate intake. These diets suggest eating meats, including red, instead of high carbohydrate foods, and specifically recommend avoiding refined carbohydrates. High protein consumption has become a part of American culture, more than a societal tendency, in that in order to meet increasing customer requests for low-carb type items. The marketplace also indicates that poultry consumption is rising steadily. In order to maximize this trend, we are expanding our pre-cooked poultry offerings to all food providers, as well as those without full-service cooking establishments. Aside from the lack of a cooking facility, many purveyors seek pre-cooked poultry for safety reasons since these products offer a significantly low safety risk at causing bacterial cross-contamination. We offer pre-cooked items currently, and feel that making the investment to market these products under own branded name will increase our revenue due to heightened product awareness and our reputation for quality-conscious production methods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

None during the quarterly reporting period ended December 31, 2008.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

January 30, 2009	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

Date:  January 30, 2009   /s/ Louis Vucci, Jr .
                                           Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date:  January 30, 2009   /s/ Philip Serlin
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

Date: January 30, 2009

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

Date: January 30, 2009

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., President (Principal Executive Officer) of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2009	/s/ Louis Vucci, Jr. Louis Vucci, Jr. President (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2009	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)