Form 10-K
period 2009-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2009-07-06
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51206

DIAMOND RANCH FOODS, LTD.
(Name of small business issuer in its charter)
Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Food Center Drive B-1, Bronx, NY	10474
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (718) 991-9595
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 1, 2009:  $33,911,200.

As of May 1, 2009, the registrant had 10,777,800 outstanding shares of Common Stock.

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

PRODUCTS AND SERVICES

We have moved our operations in January 2009 to the Bronx terminal market which is located near our current client base and potential new customers.

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

Beginning March 1, Full line Fresh Seafood

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

Our customers include:

•

  NY Methodist Hospital

•

Madison Square Garden

•

  NYU Langone Medial Center

•

 Greenwich Water Club

•

Wykagyl Country Club

ITEM 1A. RISK FACTORS

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

2.) RISK OF DEPENDENCE ON KEY PERSONNEL.

The Company is dependent on its present officer and directors, primarily Lou Vucci Jr., Chairman and CEO. The success of the company is dependent on Mr.Vucci and his management team. Should one or more of these individuals cease to be affiliated with the Company before acceptable replacements are found, there could be a material adverse effect on the Company's business and prospects. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the meat, poultry, and food businesses.

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

6.) RISK OF FUTURE DILUTION

There are 10,777,800 shares of our common stock issued and outstanding as of March 31, 2009. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

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

EMPLOYEES

We currently have twenty (13) paid full-time employees plus 7 commissioned sales people. We assess employee relations to be exceptional. Mr. Vucci our President, and the rest of the management team, devote one hundred percent (100%) of their professional time to running our company.

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

ITEM 2. PROPERTIES.

We sublease our operating facility from a private company on a month-to-month basis for $9,000 per month. The facility consists of 4,000  sq. ft. with two (2) loading docks on  of the plant and a separate poultry section.

ITEM 3. LEGAL PROCEEDINGS

On March 31, 2009, a group of former employees of the company filed an involuntary petition against the company for relief under chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The company has filed a motion to dismiss the involuntary case on the grounds that the former employees are not holders of claims eligible to commence an involuntary petition under law and that the filing of the involuntary petition was motivated by bad faith.  In connection with its motion to dismiss the involuntary case, the company has asserted claims against the former employees for compensatory and punitive damages.  As of the date of this report, no order for relief under the Bankruptcy Code has been entered by the Bankruptcy Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are quoted and traded from time to time on the OTC.BB with the trading symbol "DRFO."

The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
3/31/2007	$348.00	$160.00
6/30/2007	$320.00	$80.00
9/30/2007	$160.00	$6.40
12/31/2007	$80.00	$22.00
3/31/2008	$80.00	$30.00
6/30/2008	$120.00	$40.00
9/30/2008	$70.00	$1.80
12/31/2008	$5.25	$3.25
3/31/2009	$5.25	$5.25

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

As of April 23, 2009, there were approximately 540 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS: 2009 AND 2008 RESULTS

SALES

Our revenues from operations for the year ended March 31, 2009 were $6,416,042 compared to $11,265,457 in 2008 which was generated from the sale of our meat products and services. The decrease was both a result of selling to customers which result in good profit margins as well as a reduction in sales due to the overall economic conditions.  The decrease was 43.1% or $4,849,415.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2009 was $4,819,547, generating a gross profit of $1,605,495 or. (23.91%).

Our gross profit has increased from 1.54% from the prior year ended March 31, 2008.  Management expects gross profits to increase as revenues increase and the cost of sales decrease. The decrease in costs can be attributed to many factors, including, but not limited to better purchasing methods, better mix of product sales generating higher profits and better management control.

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

GENERAL AND ADMINISTRATIVE

Our Payroll expenses for the year ended March 31, 2009 was $691,376, which was a decrease of $309,726 over the amount of $1,001,102 for the year ended March 31, 2008. This decrease is attributable to a reduction in two officers’ as well as a reduction in staffing.

Our Factoring expense for the year ended March 31, 2009 was $85,554, which was a decrease of $105,950 from the amount of $191,504 for the year ended March 31, 2008. This decrease is mainly attributable to the change in factoring companies and overall reduction in receivables. .

Our rent expense for the year ended March 31, 2009 was $186,952 which was a decrease of $26,975 over the year ended March 31, 2008.  The main reason for the decrease was a reduction in truck rentals.

Our Sales Commission for the year ended March 31, 2009 was $193,325, which was a decrease of $174,005 over the amount for the year ended March 31, 2008. This decrease is attributable to less sales volume.

General and Administrative costs decreased to $909,696 from $1,048,542 or $138,846 mainly due to reductions in maintenance, utilities and consulting.

NET LOSS FROM OPERATIONS

The Company’s loss form operations increased to $501,587 form $374,278 or $127,309 mainly due to the significant decrease in sales which could not be offset by better margins and reduction in costs..

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had negative working capital of $1,268,021. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

For the twelve months ended March 31, 2009, the Company's cash provided by operating activities totaled $172,150. Cash provided by investing activities was $68,923, and cash used for financing activities was $254,807.

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

The Company has incurred a net loss for the years ended March 31, 2009 and 2008.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2009 and 2008, and have made modifications to our present-day operations accordingly. We feel our attempts to be more efficient have proven viable since our cost of sales for the year ended March 31, 2009 have decreased compared to those for the year ended March 31, 2008. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe further increases in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

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

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the fiscal years ended March 31, 2009 and 2008 have been examined to the extent indicated in their reports by Gruber & Company LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of

March 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Louis Vucci, Jr.	39	President and Director
Phillip Serlin	66	Chief Operating Officer and Director

On July 11, 2008, the Board of Directors of the Company determined that it would be in the best interest of the Company to restructure management.  Effective immediately Joseph Maggio was removed from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and William De Marzo was removed from his position as Chief Financial Officer.

Also, on July 11, 2008, the Board of Directors of the Company appointed Louis Vucci, Jr. the Company’s President and member of the Board of Directors, to serve as Chief Financial Officer. Mr. Vucci, Jr. agreed to serve in this position while the Company seeks to fill the vacancy.

Louis Vucci, Jr., President, Chief Executive Officer, Chief Financial Officer and Director

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

DIRECTOR COMPENSATION

Our directors are also employees, but are not compensated for their duties performed as directors.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions at the satisfaction of the Board of Directors.

FAMILY RELATIONSHIPS

None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers has, during the past five years,

1.     have been convicted in a criminal  proceeding  and none of our directors or executive officers is subject to a pending criminal proceeding,

2.      been  subject  to any order,  judgment,  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining,  barring, suspending or otherwise limiting his involvement in any type of business, securities,  futures, commodities or banking activities, or

3.      been found by a court of competent  jurisdiction  (in a civil  action), the Securities and Exchange Commission or the Commodity Futures Trading Commission  to  have   violated  a federal  or  state   securities  or commodities law, and the judgment has not been reversed,  suspended, or vacated.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2009, the Company believes that all reports were timely filed by such persons.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2009, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Vucci, Jr. President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

Philip Serlin COO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

None.

STOCK OPTION GRANTS AND EXERCISES

We granted no stock options to any of our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Louis Vucci, Jr. President, Chief Executive Officer, Chief Financial Officer and Director	2,000,000	Common	18.5%
Philip Serlin Chief Operations Officer and Director	300,000	Common	3%
All Officers and Directors as a group (2 in number)	2,300,000	Common	21.5%

(1) Unless otherwise stated, the address of all persons is 355 Food Center Drive B-1, Bronx, NY 10474.

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

(3) The above percentages are based on 10,777,800 shares of common stock outstanding as of March 31, 2009.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2009, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $2,084,488. The note is payable in lump-sum including interest at 5% on September 30, 2009. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Gruber & Company our principal accountant, for professional services rendered during 2009 and 2008:

Services	2009	2008

Audit Fees	$10,000	$10,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$10,000	$10,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Gruber & Company in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

3.1 Article of Incorporation - Previously filed.

3.2 Corporate Bylaws - Previously filed.

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

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

Notes to the Financial Statements

F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DIAMOND RANCH FOODS, LTD.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2009 and 2008 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2009 and 2008 and the results of its' operations and its' cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Comp any will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
May 1, 2009

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

ASSETS		March 31,
Current Assets:		2009		2008
Cash in Bank:		$7,057		$20,791
Marketable Securities		62,400		44,080
Accounts Receivable – Factored		318,433		718,675
Accounts Receivable-Non Factored (Net)		315,854		75,940
Inventory		134,945		171,815
Prepaid Expenses		17,488		29,413
Total Current Assets		856,177		1,060,714
Fixed Assets – Net		21,711		149,133

Deposits		-		3,335

Total Other Assets		-		3,335

Total Assets		$877,888		$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
	$		$
Accounts Payable and Accrued Expenses		1,744,568		1,225,395
Factoring Line of Credit		316,781		706,935

Notes Payable		60,000		100,000
Capital Lease Obligation		2,849		12,065

Total Current Liabilities		2,124,198		2,044,395
Non-Current Liabilities:
Note Payable		30,000
Capital Lease Obligation		-		986
Shareholder Loans		2,084,488		1,982,657
Interest Payable		335,830		218,289

Total Long Term Liabilities		2,450,318		2,201,932

TOTAL LIABILITIES		4,574,516		4,246,327

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of March 31, 2009 and March 31, 2008		528		528
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of March 31, 2009 and March 31, 2008		1,078		3
Additional Paid-In Capital		3,966,611		3,805,768
Treasury Stock		(100,000)		(100,000)
Retained (Deficit)		(7,564,845)		(6,739,444)
Total Stockholders’ (Deficit)		(3,696,628)		(3,033,145)
Total Liabilities and Stockholders' Deficit		$877,888		$1,213,182
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS

	March 31,
	2009	2008

Revenues	$6,416,042	$11,265,457
Cost of Goods Sold	4,810,547	8,745,053

Gross Profit	$1,605,495	$2,520,404

Expenses:
Payroll	691,376	1,001,102
Factoring Fee	85,554	191,504
Rent Expense	186,952	213,927
Depreciation & Amortization	40,179	72,257
General & Admin.	909,696	1,048,542
Sales Commission	193,325	367,330

Total Expenses	$2,107,082	$2,894,662

Net (Loss) from Operations	(501,587)	(374,258)

Other Income (Expense):
Interest Income and other	613	70,074
Realized Loss on Securities/other losses	(63,142)	(1,284,856)
Interest and financing Expense	(261,285)	(304,970)

Net Income (Loss)	$(825,401)	$(1,894,010)

Basic & Diluted (Loss) Per Share	$(0.144)	$(56.10)

Weighted Avg. Shares Outstanding	5,693,954	33,762

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF COMPREHENSIVE INCOME

March 31,
	2009	2008

Net Loss	$-	$-
Unrealized Loss on Securities	-	-

Comprehensive Loss	$-	$-

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
Statements of Stockholders' Equity (Deficit)
					Additional	Retained	Treasury Stock/
	Preferred Stock		Common Stock		Paid-in	Earnings	Sub
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Debt	Total
Balance, April 1, 2007	-	$-	34,448	$3	3,944,276	$(4,845,434)	$272,554	$(628,601)
Shares recinded	-	-	(1,500)	-	(300,000)	-	(272,554)	(572,554)
Shares issued for services	-	-	75	-	3,500	-	-	3,500
Purchase of Treasury Shares	-	-	(625)	-	-	-	(100,000)	(100,000)
Preferred Shares issued as financing costs	5,284,000	528	-	-	157,992	-	-	158,520
Net Loss	-	-	-	-	-	(1,894,010)	-	(1,894,010)
Balance March 31, 2008	5,284,000	528	32,398	3	3,805,768	(6,739,444)	(100,000)	(3,033,145)
Shares recinded	-	-	(500)	-	-	-	-	-
Shares for services	-	-	902	-	750	-	-	750
Contribution of debt	-	-	-	-	53,718	-	-	53,717
Shares issued for services	-	-	10,745,000	1,075	106,375	-	-	107,450
Net Loss	-	-	-	-	-	(825,401)	-	(825,401)
Balance March 31, 2009	5,284,000	$528	10,777,800	$1,078	3,966,611	$(7,564,845)	$(100,000)	$(3,696,628)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (825,401)	$ (1,894,010)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	40,179	72,257
Other comprehensive loss		360,745
(Increase) Decrease in Inventory	36,870	(50,029)
(Increase) Decrease in Accounts Receivable	160,328	465,937
(Increase) Decrease in Deposits and Prepaids	15,260	172,940
Stock Issued in Exchange for Services	108,200	3,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	519,173	426,641
Interest Payable	117,541	-

Net Cash Used in Operating Activities	172,150	(442,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	(18,320)	1,276,610
Equipment	87,243	(3,006)

Net Cash Used in Investing Activities	68,923	1,273,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,202)	(5,091)
Factoring Payable	(390,154)	(210,991)
Shareholder Loans	101,831	348,789
Payments on Notes Payable	(10,000)	-
Payments on Related Party Debt	-	(209,000)
Stock Issued in Exchange for Cash/financing cost	-	158,520
Contribution of Capital from Stockholders	53,718	-
Bank Overdraft	-	(493,021)
Purchase of Treasury Stock and cancellation of shares	-	(400,000)
Net Cash Used in Financing Activities	(254,807)	(810,794)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,734)	20,791
Cash and Cash Equivalents at Beginning of Period	20,791	-

Cash and Cash Equivalents at End of Period	7,057	20,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 108,200	$ 3,500
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2009 AND MARCH 31, 2008

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

The Company incurred an operating loss of $501,587 for the year ended March 31, 2009 and has a negative stockholders equity of $3,696,628 and has a negative current ratio of $1,268,021.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2009 depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Equipment	322,232	Strait Line	3-5 Years	300,521	21,711

	322,232			$ 300,521	$ 21,711

Total depreciation expense for the year ended March 31, 2009 and 2008 was $40,179 and $72,257 respectively.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of March 31, 2009 and 2008.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the year ended, the Company sold available-for-sale securities for a realized loss of $4,129 which is included in other income (expense).

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

NOTE 3-MARKETABLE SECURITIES

At March 31, 2009 the company held securities in two companies valued at $62,400, the former was a position of 755,000 shares valued at market of.06 cents per share, the latter was 950,000 shares at .02 cents per share.

NOTE 4 - INCOME TAXES

As of March 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,500,000 be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2009

Net Operating Losses	$2,325,000
Depreciation	-
Valuation Allowance	(2,325,000)
$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - OPERATING LEASE COMMITMENTS

The Companies operating facility consists of approximately 3,500 sq. ft. The Company leases the space on a month-to-month basis at $9,000 per month.

The Company also leases space on a month to month basis for truck and equipment rental on an as needed basis.

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2009	2,849
2010	-
2011	-
Total	$2,849

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

These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2009 the company had factored receivables in the amount of $318,433 and recorded a liability of $316,781 Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of March 31, 2009, the Company has an outstanding note payable to a shareholder in the amount of $2,084,488. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2009.

In September 2006, the Company received $100,000 for a  note bearing interest at 7.5%, payable in monthly installments starting February 2009 of $5,000 per month. At March 31, 2009 $10,000 has been repaid.

 Accrued interest on these loans is $335,830 at March 31, 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 22, 2008 the Company issued 2,000,000 restricted shares to its President, Louis Vucci and 30,000 shares to a family member for services rendered. The shares were valued at the last trade price or market price.

NOTE 10-SIGNIFICANT VENDOR

At March 31, 2009 the Company was indebted to a vendor representing 94% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 11-COMMON STOCK TRANSACTIONS

During the year ended March 31, 2009 the Company redeemed 500 post split shares of stock , issued 902 shares for services and 10,745,000 shares for services equaling $108,200 and received a capital contribution of $53,718.

NOTE 12-PREFERRED STOCK

During the fourth quarter of 2008 the company issued 5,284,000 convertible series E preferred stock to one of its stockholders for consideration in contributing stock of a publicly held entity. This stock has been valued at the convertible market price of common stock totaling $158,520 and included as interest and financing cost in other expense on the profit and loss statement

NOTE 13 – SIGNIFICANT EVENT

In March of 2009 the Company received a petition for involuntary bankruptcy by three former shareholders who claim they are owed money. The Company has responded to this petition disputing vigorously their claim, and asserting fraud and perjury against the former shareholders. The amount is question is less than $65,000 and the Company feels that it will prevail and any eventual settlement of this will not have an adverse effect on their financial position.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

July 1, 2009	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President, Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 1, 2009

 /s/ Louis Vucci, Jr.

Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date: July 1, 2009

/s/ Philip Serlin

Philip Serlin, Chief Operations Officer and Director

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Louis Vucci, Jr., Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-K of Diamond Ranch Foods, Ltd;

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

Date: July 1, 2009

/s/ Louis Vucci, Jr.

Louis Vucci, Jr.
Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

Diamond Ranch Foods, Ltd

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Louis Vucci, Jr., certify that:

(1)   I have reviewed this annual report on Form 10-K of Diamond Ranch Foods, Ltd;

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

Date: July 1, 2009

/s/ Louis Vucci, Jr.

Louis Vucci, Jr.
Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Louis Vucci, Jr., Chief Executive Officer of Diamond Ranch Foods, Ltd. (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 1, 2009	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), William DeMarzo, Chief Financial Officer of Diamond Ranch Foods, Ltd  (the "Company"), hereby certifies that, to the best of his knowledge:

1.     the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2009 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 1, 2009	/s/ Louis Vucci, Jr. Louis Vucci, Jr. Chief Financial Officer (Principal Accounting Officer)