Form 10-Q
period 2009-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2009-08-12
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2009, the issuer had 10,777,800 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD

BALANCE SHEETS

	(unaudited) June 30, 2009	March 31, 2009
ASSETS Current Assets
Cash in Bank:	$27,897	$7,057
Marketable Securities	27,221	62,400
Accounts Receivable – Factored	563,143	318,433
Accounts Receivable-Non Factored (Net)	277,272	315,854
Inventory	119,177	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,023,454	856,177
Fixed Assets – Net	18,841	21,711
Total Assets	$1,042,295	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,868,152	$1,744,568
Factoring Line of Credit	506,415	316,781
Notes Payable	60,000	60,000
Capital Lease Obligation	-	2,849
Total Current Liabilities	2,434,567	2,124,198

Non-Current Liabilities:
Note Payable	10,000	30,000
Capital Lease Obligation	-	-
Shareholder Loans	2,091,055	2,084,488
Interest Payable	361,902	335,830
Total Long Term Liabilities	2,462,957	2,450,318

TOTAL LIABILITIES	4,897,524	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of June 30, 2009 and March 31, 2009	528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of June 30, 2009 and March 31, 2009	1,078	1,078
Additional Paid-In Capital	3,966,611	3,966,611
Treasury Stock	(100,000)	(100,000)
Retained (Deficit)	(7,723,446)	(7,564,845)
Total Stockholders’ (Deficit)	(3,855,229)	(3,696,628)
Total Liabilities and Stockholders' Deficit	$1,042,295	$877,888

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended
June 30,

	2009	2008

Revenues	$1,736,906	$1,891,087
Cost of Goods Sold	1,380,724	1,417,293

Gross Profit	356,182	473,794

Expenses:
Payroll	176,095	206,531
Factoring Fee	15,299	24,355
Rent Expense	53,936	48,057
Depreciation & Amortization	2,870	9,922
General & Administrative	152,189	199,479
Sales Commission	80,728	59,158

Total Expenses	481,117	547,502

Operating Income (Loss)	(124,935)	(73,708)
Interest Expense	(33,666)	(25,918)
Other Income	-	32,916

Net Income (Loss)	$(158,601)	$(66,710)

Basic & diluted loss per share	$(0.01)	$(0.00)

Weighted Avg. Shares Outstanding	10,777,800	64,796,150

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended
June 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	(158,601)	(66,710)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	2,870	9,922
(Increase) Decrease in Inventory	15,768	7,532
(Increase) Decrease in Accounts Receivable	(206,128)	40,709
(Increase) Decrease in Deposits and Prepaids	8,744	28,413
Realized loss on securities		29,148
(Decrease) Increase in Accounts Payable and Accrued Expenses	123,584	(11,192)
(Decrease) Increase in Interest Payable	26,072	25,919

Net Cash Used in Operating Activities	(187,691)	63,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Marketable Securities	35,179	(74,368)
Purchase of Equipment/Sale	-	-

Net Cash Used in Investing Activities	35,179	(74,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(2,545)
Factoring Payable	189,634	(126,290)
Shareholder and Related Party Debt	6,567	141,295
Payments on Notes Payable	(20,000)	-

Net Cash Provided by Financing Activities	173,352	12,460

Net (Decrease) Increase in Cash and Cash Equivalents	20,840	1,833
Cash and Cash Equivalents at Beginning of Period	7,057	20,791

Cash and Cash Equivalents at End of Period	27,897	22,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

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

The Company incurred an operating loss of $158,601 for the quarter ended June 30, 2009 and has a negative stockholders equity of $3,855,229.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2009 depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Equipment	322,232	Strait Line	3-5 Years	303,391	18,841
	322,232			$ 303,391	$ 303,391

Total depreciation expense for the quarter ended June 30, 2009 was $2,870.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2009 and 2008.

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

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes, are usually recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).  There was no difference between cost and market at June 30, 2009.

Realized gains and losses from the sale of available-for-sale securities are usually recorded in other income (expense) and are computed using the specific identification method. The Company has an agreement with the shareholder who contributed the securities whereby any realized gains or losses are added or subtracted to the shareholder loan account.

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

NOTE 3-MARKETABLE SECURITIES

At June 30, 2009 the company held securities in one company valued at $27,221, consisting of a position of 2,722,100 shares valued at market of.01 cents per share.

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

NOTE 6- NOTES PAYABLE

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

These factoring lines of credit have been treated as a secured financing arrangement. As of June 30, 2009 the company had factored receivables in the amount of $563,143 and recorded a liability of $506,415 Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 7 – LOANS PAYABLE

As of June 30, 2009, the Company has an outstanding note payable to a shareholder in the amount of $2,091,054. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2010.   Accrued interest is $361,902.

In February 2009 an amendment to a  September 2006 agreement was entered into whereby the Company had received $100,000 for a  note indicating repayments  starting February 2009 of $5,000 per month. At June 30, 2009 $40,000 has been repaid.

NOTE 8-SIGNIFICANT VENDOR

At June 30, 2009 the Company was indebted to a vendor representing 96% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 9 – SIGNIFICANT EVENT

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

SALES

Our revenues from operations for the three months ended June 30, 2009 were $1,736,096 compared to the same period of 2008 which were $1,891,087, a decrease of $154,991 or 8.21%. The decrease which was anticipated was the result of the company’s commitment to higher profitable accounts as well as overall economic factors. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2009 was $1,380,724, generating a gross profit of $356,182, or 20.50%.

Our cost of sales for the three months ended June 30, 2008 was $1,417,293 generating a gross profit of $473,794, or 25.05%.

The reason for the reduction in gross profit was increased competition which forced us to cut our margins and the introduction of new accounts. We believe we will increase our margins during the fiscal year.

We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2009 was $176,095, which was a decrease of $30,436 over the amount of $206,531for the three months ended June 30, 2008. This decrease was mostly attributable to the decrease in size of our workforce.

Our Rent expenses for the three months ended June 30, 2009 was $53,936, which was a slight increase of $5,762 over the amount of $48,174 for the three months ended June 30, 2008. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2009 was $80,728, which was a increase from $59,158 over the amount for the three months ended June 30, 2008. This increase is attributable to the shifting to commission based expenses from salary based expense.

Our General and Administrative expenses decreased to $152,189 from $199,479 or $47,290. The decrease was attributable to lower truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended June 30, 2009; the Company's cash used for operating activities totaled $187,691, and cash provided by financing activities was $173,352.

For the Three-Months ended June 30, 2008; the Company's cash provided by operating activities totaled $63,741, and cash used for financing activities was $12,460.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

None during the quarterly reporting period ended June 30, 2009.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

August 3, 2009	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)

Date:  August 3, 2009   /s/ Louis Vucci, Jr .
                                      Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director

Date:  August 3, 2009   /s/ Philip Serlin
                                       Philip Serlin, Chief Operations Officer and Director