Form 10-Q
period 2009-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2009-11-16
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2009, the issuer had 10,777,800 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
ASSETS:	2009	2009
Current Assets:
Cash in Bank	$57,373	$7,057
Marketable Securities	79,086	62,400
Accounts Receivable – Factored	468,570	318,433
Accounts Receivable-Non Factored-Net	354,094	315,854
Inventory	156,883	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,124,750	856,177
Fixed Assets – Net	16,143	21,711
Other Assets:
Total Assets	$1,140,893	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$8,973	$-
Accounts Payable and Accrued Expenses	2,066,168	1,744,568
Factoring Line of Credit	421,244	316,781
Notes Payable	70,000	60,000
Capital Lease Obligation	-	2,849

Total Current Liabilities	2,566,385	2,124,198

Non-current Liabilities:
Note payable	-	30,000
Shareholder Loans	2,076,054	2,084,488
Interest Payable	383,165	335,830

Total Long Term Liabilities	2,459,219	2,450,318

TOTAL LIABILITIES	5,0525,606	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 and 33,275 shares issued and outstanding, respectively	1,077	1,078
Additional Paid-In Capital	3,966,611	3,966,611
Treasury Stock	(100,000)	(100,000)
Comprehensive Income	60,470	-
Retained Earning (Deficit)	(7,813,396)	(7,564,845)
Total Stockholders' (Deficit)	(3,884,711)	(3,696,828)

Total Liabilities and Stockholders' Equity	$1,140,893	$877,888

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008

Revenues	$1,866,576	$1,706,779	$3,602,482	$3,597,866
Cost of Goods Sold	1,506,725	1,278,637	2,887,449	2,695,930
Gross Profit	$358,851	$428,142	$715,033	$901,936

Expenses:
Payroll	160,815	159,135	336,910	365,666
Factoring Fee	18,307	21,722	33,606	46,075
Rent Expense	64,717	46,221	118,653	94,278
Depreciation & Amortization	2,870	9,922	5,740	19,844
General & Admin.	174,988	287,114	327,177	486,593
Sales Commission	70,674	43,670	151,402	102,828
Total Expenses	$492,371	$567,782	$973,489	$1,115,284
Operating Income (Loss)	(133,520)	(139,640)	(258,450)	(213,348)
Interest Expense	(40,404)	(129,189)	(74,070)	(155,107)
Gain (loss) on Sale of Securities	83,972	2,247	83,972	2,247
Other Income	3	(6,191)	3	26,725
Net Income (Loss)	$(89,952)	$(272,773)	$(248,548)	$(339,483)

Basic & diluted loss per share	$(.0083)	$(.2470)	$(.0231)	$(.5969)

Weighted Avg. Shares Outstanding	10,777,800	1,104,178	10,777,800	568,727

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (339,483)	$ (339,483)
Adjustments to reconcile net loss to net cash/Stock for Services	-	108,200
Gain on sale of marketable securities	(30,825)	3,190
Depreciation and Amortization	5,740	19,844
Decrease in Marketable Securities	--	15,410
(Increase) Decrease in Inventory	(21,938)	29,615
(Increase) Decrease in Accounts Receivable	(188,377)	41,028
(Increase) Decrease in Deposits and Prepaids	8,744	(6,565)
(Decrease) Increase in Accounts Payable and Accrued Expenses	321,602	239,192
(Decrease) Increase in Interest Payable	47,335	55,189

Net Cash Used in Operating Activities	(159,417)	165,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	30,825
Changes in Marketable Securities	96,931	-
Purchase of Equipment/Sale	(176)	(1,481)

Net Cash Used in Investing Activities	127,580	(1,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(5,091)
Factoring Payable	104,463	(250,051)
Shareholder and Related Party Loans	(8,434)	60,550
Payments on Notes Payable	(20,000)	-
Related party forgiveness	--	53,717
Bank Overdraft	8,973	-

Net Cash Provided by Financing Activities	82,153	(140,875)

Net (Decrease) Increase in Cash and Cash Equivalents	50,320	23,264
Cash and Cash Equivalents at Beginning of Period	7,053	20,791

Cash and Cash Equivalents at End of Period	$ 57,373	$ 44,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 26,735	$ 45
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ 108,200

                          The accompanying notes are an integral part of these financial statements

DIAMOND RANCH FOODS, LTD NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

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

The Company incurred an operating loss of $248,548 for the six months ended September  30, 2009 and has a negative stockholders equity of $3,884,711.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2009 depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Equipment	322,404	Strait Line	3-5 Years	306,261	16,143
	322,404			$ 306,261	$ 16,143

Total depreciation expense for the six months ended September 30, 2009 was $5,740.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of September 30, 2009 and 2008.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic, "Accounting for Income Taxes." which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Inventory

Inventory consists of finished meat products, and is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value.

Marketable Securities

Marketable securities consist of publicly-traded securities that are classified as available-for-sale securities.  On the balance sheet, available-for-sale securities are classified as current assets.  Available-for-sale securities are recorded at fair market value based upon quoted market prices.  Unrealized gains and losses, net of related income taxes, are usually recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).  The difference between cost and market at September 30, 2009 was $60,470.

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

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

• FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

• FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

• FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

• FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

• FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

• FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

• FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 3-MARKETABLE SECURITIES

At September 30, 2009 the company held securities in two companies valued at $79,086, consisting of a position of 2,482,100 shares valued at market of .005 cents per share and 1,905,000 shares valued at market of .035 cents per share.

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

These factoring lines of credit have been treated as a secured financing arrangement. As of September 30, 2009 the company had factored receivables in the amount of $468,570 and recorded a liability of $421,244.   Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 7 – LOANS PAYABLE

As of September 30, 2009, the Company has an outstanding note payable to a shareholder in the amount of $2,076,054. This loan carries with it an interest rate of 5% and no payments of interest or principal are due until the due date of September 30, 2010.   Accrued interest is $383,165.

In February 2009 an amendment to a September 2006 agreement was entered into whereby the Company had received $100,000 for a  note indicating repayments  starting February 2009 of $5,000 per month. At September 30, 2009 $50,000 has been repaid.

NOTE 8-SIGNIFICANT VENDOR

At September 30, 2009 the Company was indebted to a vendor representing 90% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

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

SALES

Our revenues from operations for the three months ended September 30, 2009 were $1,865,576 compared to the same period of 2008 which were $1,706,779, an increase of $158,797 or 9.30%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

Our revenues from operations for the six months ended September 30, 2009 were $3,602,482 compared to the same period of 2008 which were $3,597,866, an increase of $4,616 or .001%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended September 30, 2009 was $1,506,725, generating a gross profit of $358,851, or 19.22%.

Our cost of sales for the three months ended September 30, 2008 was $1,278,637 generating a gross profit of $428,142, or 25.08%.

Our cost of sales for the six months ended September 30, 2009 was $2,887,449, generating a gross profit of $715,033, or 19.84%.

Our cost of sales for the six months ended September 30, 2008 was $2,695,930 generating a gross profit of $901,936, or 25.06%.

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

EXPENSES

Our Payroll expenses for the three months ended September 30, 2009 was $160,815, which was an increase of $1,680 over the amount of $159,135 for the three months ended September 30, 2008.  Our Payroll expenses for the six months ended September 30, 2009 was $336,910, which was a decrease of $28,756 over the amount of $365,666 for the six months ended September 30, 2008.This decrease was mostly attributable to the decrease in size of our workforce.

Our Rent expenses for the three months ended September 30, 2009 was $64,717, which was an increase of $18,496 over the amount of $46,221 for the three months ended September 30, 2008. Our Rent expenses for the six months ended September 30, 2009 was $118,653, which was an increase of $24,375 over the amount of $94,278 for the six months ended September 30, 2008. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended September 30, 2009 was $70,674, which was an increase from $43,670 over the amount for the three months ended September 30, 2008.   Our Sales Commission for the six months ended September 30, 2009 was $151,402, which was an increase from $102,828 over the amount for the six months ended September 30, 2008. This increase is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended September 30, 2009 decreased to $174,988 from $287,114 or $112,126.   Our General and Administrative expenses during the six months ended September 30, 2009 decreased to $327,177 from $486,593 or $159,416.  The decrease was attributable to lower truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Six-Months ended September 30, 2009; the Company's cash used for operating activities totaled $159,417, cash provided by investing activities was $127,584 and cash provided by financing activities was $82,153.

For the Six-Months ended September 30, 2008; the Company's cash provided by operating activities totaled $165,620, and cash used for financing activities was $140,875.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the six months ended September 30, 2009 as compared to the losses for the six months ended September 30, 2008. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

ACQUISITIONS

We will need to raise additional funds should management decide to acquire existing like-minded businesses. Certain candidates have been identified however no definitive agreements exist. We have targeted several businesses for acquisition in New York City and surrounding areas. We would acquire 100% of the stock and operations of these entities, including, without limitation, all rights, title, know-how, assignment of property leases, equipment, furnishings, inventories, processes, trade names, trademarks, goodwill, and other assets of every nature used in the entities' operations.

All of the facilities that may be acquired are located within the tri-state area, thus affording the Company the ability to take advantage of the economies of scale for delivery, purchasing, and other daily operating responsibilities.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2009 was $825,401 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our March 31, 2009 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

None during the quarterly reporting period ended September 30, 2009.

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

Diamond Ranch Foods, Ltd. (Registrant)

Date: November 16, 2009	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)
Date: November 16, 2009	By: /s/ Louis Vucci, Jr . Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director
Date: November 16, 2009	By: /s/ Philip Serlin Philip Serlin, Chief Operations Officer and Director