Form 10-Q
period 2009-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-02-19
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2009, the issuer had 10,777,800 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
ASSETS:	2009	2009
Current Assets:
Cash in Bank	$65,992	$7,057
Marketable Securities	67,200	62,400
Accounts Receivable – Factored	515,862	318,433
Accounts Receivable-Non Factored-Net	231,929	315,854
Inventory	162,540	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,052,267	856,177
Fixed Assets – Net	283,349	21,711
Total Assets	$1,335,616	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$6,500	$-
Accounts Payable and Accrued Expenses	2,366,760	1,744,568
Factoring Line of Credit	477,886	316,781
Notes Payable	70,000	60,000
Shareholder Loans	2,136,554	2,084,488
Interest Payable	404,427	335,830
Capital Lease Obligation	-	2,849

Total Current Liabilities	5,462,127	4,544,516

Non-current Liabilities:
Note payable	-	30,000

Total Long Term Liabilities	-	30,000

TOTAL LIABILITIES	5,462,127	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	528	528
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 shares issued and outstanding, respectively	1,077	1,078
Additional Paid-In Capital	3,966,611	3,966,611
Treasury Stock	(100,000)	(100,000)

Comprehensive Income	-	-
Retained Earnings (Deficit)	(7,994,728)	(7,564,845)
Total Stockholders' (Deficit)	(4,126,512)	(3,696,828)

Total Liabilities and Stockholders' Equity	$1,335,616	$877,888

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$2,111,288	$1,631,714	$5,713,770	$5,229,580
Cost of Goods Sold	1,693,950	1,227,917	4,581,399	3,923,847

Gross Profit	$417,338	$403,797	$1,132,371	$1,305,733

Expenses:
Payroll	182,932	151,289	519,842	516,955
Factoring Fee	27,468	19,672	61,074	65,747
Rent Expense	41,129	45,482	159,782	139,760
Depreciation & Amortization	2,870	10,258	8,610	30,102
General & Admin.	198,869	259,480	526,046	746,073
Sales Commission	111,621	46,413	263,023	149,241

Total Expenses	$564,889	$532,594	$1,538,377	$1,647,878
Operating Income (Loss)	(147,551)	(128,797)	(406,006)	(342,145)
Interest Expense	(33,782)	(51,799)	(107,852)	(206,906)
Gain (loss) on Sale of Securities	-	(6,376)	83,972	(4,129)
Other Income	-	6,515	3	33,240

Net Income (Loss)	$(181,333)	$(180,457)	$(429,883)	$(519,940)

Basic & diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.13)

Weighted Avg. Shares Outstanding	10,777,800	10,777,800	10,777,800	3,927,000

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (429,883)	$ (519,940)
Adjustments to reconcile net loss to net cash	-	-
Gain on sale of marketable securities	(83,972)	-
Stock issued for services		108,200
Depreciation and Amortization	8,610	30,102
(Increase) Decrease in Marketable Securities	-	-
(Increase) Decrease in Inventory	(27,595)	(8,674)
(Increase) Decrease in Accounts Receivable	(113,504)	47,481
(Increase) Decrease in Deposits and Prepaids	8,744	2,180
(Decrease) Increase in Accounts Payable and Accrued Expenses	622,192	339,378
(Decrease) Increase in Interest Payable	68,597	84,626

Net Cash From (Used in) Operating Activities	53,188	83,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	83,972	-
Changes in Marketable Securities	(4,800)	6,650
Purchase of Equipment/Sale	(270,248)	(4,161)

Net Cash From (Used in) Investing Activities	(191,076)	2,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(7,637)
Factoring Payable	161,105	(198,245)
Shareholder and Related Party Loans	52,066	71,712
Payments on Notes Payable	(20,000)	-
Related party forgiveness	-	53,717
Bank Overdraft	6,500	-

Net Cash Provided by Financing Activities	196,822	(80,453)

Net (Decrease) Increase in Cash and Cash Equivalents	58,935	5,389
Cash and Cash Equivalents at Beginning of Period	7,057	20,791

Cash and Cash Equivalents at End of Period	$ 65,992	$ 26,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 39,255	$ 45

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ 108,200	$ 108,200

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
 NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

The Company incurred an operating loss of $429,883 for the nine months ended December 31, 2009 and has a stockholders deficit of $4,126,512.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $429,883 for the nine months ended December 31, 2009, and have a working capital deficiency of $4,409,860 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We will need to increase revenue and/or raise additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and increased revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2009 depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Property and Equipment	592,480	Straight Line	3-5 Years	309,131	283,349
	592,480			$ 309,131	$ 283,349

Total depreciation expense for the nine months ended December 31, 2009 was $8,610.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of December 31, 2009 and 2008.

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

  FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.  The Company does not anticipate that the adoption of this standard will have an effect on its financial reporting

  FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

  FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The adoption of this standard had no effect on the Company’s financial reporting.

  FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have an effect on the Company’s financial reporting.

NOTE 3 - MARKETABLE SECURITIES

At December 31, 2009 the company held securities in two companies valued at $67,200, consisting of a position of 2,400,000 shares valued at market of $0.028 cents per share.

NOTE 4 - INCOME TAXES

As of March 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,500,000 to be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 6 - NOTES PAYABLE

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

These factoring lines of credit have been treated as a secured financing arrangement. As of December 31, 2009 the company had factored receivables in the amount of $515,862 and recorded a liability of $477,886.   Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 7 – LOANS PAYABLE

As of December 31, 2009, the Company has an outstanding note payable to a shareholder in the amount of $2,366,760. The note payable bears interest at the rate of five percent (5%) per annum and both principal and interest are due on the maturity date of the note payable, September 30, 2010.  The Company has accrued approximately $404,427 in interest on this note at December 31, 2009.

In February 2009, the Company entered into an amendment to a September 2006 agreement was entered into whereby the Company had received $100,000 for a note indicating repayments starting February 2009 of $5,000 per month. As of December 31, 2009 $30,000 had been repaid.

NOTE 8-SIGNIFICANT VENDOR

At December 31, 2009 the Company was indebted to a vendor representing 90% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 9 – SIGNIFICANT EVENT

In March of 2009 the Company received a petition for involuntary bankruptcy by five former shareholders who claimed they were owed money. The Company has responded to this petition disputing vigorously their claim, and asserting fraud and perjury against the former shareholders. This involuntary bankruptcy petition has been settled and dismissed with a settlement in the amount of $125,000.  The amount due will be paid through funds loaned to the Company by a shareholder.

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

SALES

Our revenues from operations for the three months ended December 31, 2009 were $2,111,288 compared to the same period of 2008 which were $1,631,714, an increase of $479,574 or 22.70%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

Our revenues from operations for the nine months ended December 31, 2009 were $5,713,770 compared to the same period of 2008 which were $5,229,580, an increase of $484,190 or 8.5%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended December 31, 2009 was $1,693,950, generating a gross profit of $417,338 or 24.6%.

Our cost of sales for the three months ended December 31, 2008 was $1,227,917 generating a gross profit of $403,797, or 32.9%.

Our cost of sales for the nine months ended December 31, 2009 was $4,581,399 generating a gross profit of $1,132,371, or 24.7%.

Our cost of sales for the nine months ended December 31, 2008 was $3,923,847 generating a gross profit of $1,305,733, or 33.3%.

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

EXPENSES

Our Payroll expenses for the three months ended December 31, 2009 was $27,468, which was an increase of $31,643 over the amount of $151,289 for the three months ended December 31, 2008.  Our Payroll expenses for the nine months ended December 31, 2009 was $519,842, which was an increase of $2,887 over the amount of $516,955 for the nine months ended December 31, 2008.This increase was mostly attributable to the increase in size of our workforce.

Our Rent expenses for the three months ended December 31, 2009 was $41,129, which was a decrease of $4,353 over the amount of $45,482 for the three months ended December 31, 2008. Our Rent expenses for the nine months ended December 31, 2009 was $159,782, which was an increase of $20,022 over the amount of $139,760 for the nine months ended December 31, 2008. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended December 31, 2009 was $111,621, which was an increase of $65,208 over the amount of $46,413 for the three months ended December 31, 2008.   Our Sales Commission for the nine months ended December 31, 2009 was $263,023, which was an increase of $113,782 over the amount of $102,828 for the nine months ended December 31, 2008. This increase is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended December 31, 2009 decreased to $198,869 from $259,480 or $60,611.   Our General and Administrative expenses during the nine months ended December 31, 2009 decreased to $526,046 from $746,073 or $220,027.  The decrease was attributable to lower truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Nine-Months ended December 31, 2009; the Company's cash from operating activities totaled $53,188, cash used in investing activities was $191,076 and cash provided by financing activities was $196,822.

For the Nine-Months ended December 31, 2008; the Company's cash provided by operating activities totaled $83,353, and cash used for financing activities was $80,453.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen. Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the nine months ended December 31, 2009 as compared to the losses for the nine months ended December 31, 2008. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

Doubt as to Ability to Continue as Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $429,883 for the nine months ended December 31, 2009, and have a working capital deficiency of $4,409,860 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We will need to increase revenue and/or raise additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and increased revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

None during the quarterly reporting period ended December 31, 2009.

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

Diamond Ranch Foods, Ltd.
(Registrant)

Date: February 17, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Financial Officer)
Date: February 17, 2010	By: /s/ Louis Vucci, Jr . Louis Vucci, Jr., President, Chief Financial Officer (Principal Financial Officer) and Director
Date: February 17, 2010	By: /s/ Philip Serlin Philip Serlin, Chief Operations Officer and Director