Form 10-K/A
period 2009-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-05-05
CIK 1317880

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), we are filing this Form 10K/A (Amendment No. 1) to revise the discussion of Item 1A, Item 7, Item 11, Item 12, and the Financial Statements and Notes for the fiscal years ending March 31, 2009 and 2008.

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

5.) RISK RELATING TO CONTROLLING INTEREST OF INSIDERS/RISK OF NON-INDEPENDENT BOARD OF DIRECTORS

Our Board of Directors is not independent and our Directors and Officers beneficially own approximately 21.3% of our outstanding Common Stock. These insiders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also cause delay or prevent change in control even if it is beneficial to our shareholders.

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

8.) DOUBT AS TO ABILITY TO CONTINUE AS GOING CONCERN.

Our independent certified public accountant has stated in their report included in this filing that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

The Company has experienced recurring operating losses and we currently have a working capital deficiency. There is a possibility that our revenues will not be sufficient to meet our operating costs. To date our liabilities have greatly exceeded our current assets. There is a substantial doubt that we can continue as a going concern.

The major part of the Company’s liabilities are in the form of loans which were obtained for operating and development purposes.  If these loans were not to be renewed the Company would be forced to seek either alternative financing sources, new equity investment, or alternatively sell certain material assets and/or seek reorganization under bankruptcy rules.  In the event these loans could not be continued there can be no current assurance of the continued viability of the Company.  Additionally, in the event that revenues were to decline below operating cost and such resultant loss exceeded cash and short term receivables there again can be no current assurance of the continued viability of the Company.

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

Our shareholders and the public in general, may read and copy any materials we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers. The address of that site is http://www.sec.gov.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2009 was $4,810,547, generating a gross profit of $1,605,495 or (23.91%).

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

General and Administrative costs decreased to $1,132,046 from $1,048,542 or $83,504 mainly due to increasess in maintenance, utilities and consulting.

NET LOSS FROM OPERATIONS

The Company’s loss from operations increased to $723,937 from $374,278 or $349,659 mainly due to the significant decrease in sales which could not be offset by better margins and reduction in costs.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had negative working capital of $3,352,509. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

For the twelve months ended March 31, 2009, the Company's cash provided by operating activities totaled $172,150. Cash provided by investing activities was $68,923, and cash used for financing activities was $354,807.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K/A, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In connection with the preparation of this Annual Report on Form 10-K/A for the year ended March 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2009, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Vucci, Jr. President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

Philip Serlin COO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Joseph Maggio Chairman and CEO	2009	36,344	-0-	-0-	-0-	-0-	-0-	-0-	36,344
	2008	135,000	-0-	-0-	-0-	-0-	-0-	-0-	135,000

William De Marzo	2009	21,000	-0-	-0-	-0-	-0-	-0-	-0-	22,500
CFO	2008	78,000	-0-	-0-	-0-	-0-	-0-	-0-	78,000

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Louis Vucci, Jr. President, Chief Executive Officer, Chief Financial Officer and Director	2,000,000	Common	18.5%

Philip Serlin Chief Operations Officer and Director	300,000	Common	2.8%
All Officers and Directors as a group (2 in number)	2,300,000	Common	21.3%

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

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Comprehensive Income

F-6

Statements of Stockholders’ Equity

F-7

Statements of Cash Flows

F-8

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

As discussed in Note 14, the accompanying financial statements have been restated for the correction of certain errors noted in an SEC comment letter.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
May 1, 2009 , except for the effects on the financial statements of the restatement discussed in Note 14, to which the date is May 4, 2010

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

(Restated)

ASSETS	March 31,
Current Assets:	2009	2008
Cash in Bank	$7,057	$20,791
Marketable Securities	62,400	44,080
Accounts Receivable – Factored	318,433	718,675
Accounts Receivable-Non Factored (Net)	315,854	75,940
Inventory	134,945	171,815
Prepaid Expenses	17,488	29,413
Total Current Assets	856,177	1,060,714
Fixed Assets – Net	21,711	149,133

Deposits	-	3,335
Total Other Assets	-	3,335

Total Assets	$877,888	$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts Payable and Accrued Expenses	$1,744,568	$1,225,395
Factoring Line of Credit	316,781	706,935
Notes Payable	60,000	100,000
Shareholder Loans	2,084,488	1,982,657
Capital Lease Obligation	2,849	12,065
Total Current Liabilities	4,208,686	4,027,052
Non-Current Liabilities:
Note Payable	30,000
Capital Lease Obligation	-	986
Interest Payable	335,830	218,289

Total Long Term Liabilities	365,830	219,275

TOTAL LIABILITIES	4,574,516	4,246,327

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2009 and March 31, 2008	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of March 31, 2009 and March 31, 2008	1,078	3
Additional Paid-In Capital	4,459,368	4,076,175
Retained Deficit	(8,157,075)	(7,109,324)
Total Stockholders’ Deficit	(3,696,628)	(3,033,145)
Total Liabilities and Stockholders' Deficit	$877,888	$1,213,182
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(Restated)

	March 31,
	2009	2008

Revenues	$6,416,042	$11,265,457
Cost of Goods Sold	4,810,547	8,745,053

Gross Profit	$1,605,495	$2,520,404

Expenses:
Payroll	691,376	1,001,102
Factoring Fee	85,554	191,504
Rent Expense	186,952	213,927
Depreciation & Amortization	40,179	72,257
General & Admin.	1,132,046	1,048,542
Sales Commission	193,325	367,330

Total Expenses	$2,329,432	$2,894,662

Net (Loss) from Operations	(723,937)	(374,258)

Other Income (Expense):
Interest Income and other	613	70,074
Realized Loss on Securities/other losses	(63,142)	(1,654,736)
Interest and financing Expense	(261,285)	(304,970)

Net Income (Loss)	$(1,047,751)	$(2,263,890)

Basic & Diluted (Loss) Per Share	$(0.202)	$(67.00)

Weighted Avg. Shares Outstanding	5,693,954	33,762

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF COMPREHENSIVE INCOME

March 31,
	2009	2008

Net Loss	$-	$-
Unrealized Loss on Securities	-	-

Comprehensive Loss	$-	$-

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF EQUITY (Restated)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, April 1, 2007	-	$-	34,448	$3	3,944,276	$(4,845,434)	$(901,155)
Shares repurchased	-	-	(2,125)	-	(400,000)	-	(400,000)
Shares issued for services	-	-	75	-	3,500	-	3,500
Preferred shares issued for marketable securities	5,284	1	-	-	528,399	-	528,400
Net Loss	-	-	-	-	-	(2,263,890)	(2,263,890)
Balance March 31, 2008	5,284	1	32,398	3	4,076,175	(7,109,324)	(3,033,145)
Shares cancelled	-	-	(500)	-	(100,000)	-	(100,000)
Shares for services	-	-	902	-	750	-	750
Contribution of debt	-	-	-	-	53,718	-	53,718
Shares issued for services	-	-	10,745,000	1,075	428,725	-	429,800
Net Loss	-	-	-	-	-	(1,047,751)	(1,047,751)
Balance March 31, 2009	5,284	$1	10,777,800	$1,078	$4,459,368	$(8,157,075)	$(3,696,628)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

(Restated)

	For the year ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,047,751)	$ (2,263,890)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	40,179	72,257
Other comprehensive loss		360,745
(Increase) Decrease in Inventory	36,870	(50,029)
(Increase) Decrease in Accounts Receivable	160,328	465,937
(Increase) Decrease in Deposits and Prepaids	15,260	172,940
Stock Issued in Exchange for Services	430,550	3,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	519,173	426,641
Interest Payable	117,541	-

Net Cash Used in Operating Activities	272,150	(811,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of Marketable Securities	(18,320)	1,805,010
Equipment	87,243	(3,006)

Net Cash Used in Investing Activities	68,923	1,802,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,202)	(5,091)
Factoring Payable	(390,154)	(210,991)
Shareholder Loans	101,831	348,789
Payments on Notes Payable	(10,000)	-
Payments on Related Party Debt	-	(209,000)
Contribution of Capital from Stockholders	53,718	-
Bank Overdraft	-	(493,021)
Repurchase of common stock shares	(100,000)	(400,000)
Net Cash Used in Financing Activities	(354,807)	(969,314)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,734)	20,791
Cash and Cash Equivalents at Beginning of Period	20,791	-

Cash and Cash Equivalents at End of Period	7,057	20,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 108,200	$ 3,500
Stock issued for marketable securities	$ -	$ 528,400
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

The Company incurred an operating loss of $723,937 for the year ended March 31, 2009 and has a negative stockholders equity of $3,696,628 and has a negative current ratio of $3,352,509.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The application of FIN 48 did not result in a change to the Company’s financial position since the Company already reserved 100% of the deferred tax asset.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 did not impact the Company’s results of operations or financial condition.  The Company has included the information required by SFAS No. 157 in Note 3.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have an effect on the Company's reported financial position or results of operations since the Company does not presently have a defined benefit plan or other post-retirement plan.

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

Assets measured at fair value on a recurring basis. Adapted from the table in para. A34 of SFAS 157:

Assets	Total March 31, 2009	Quoted Prices Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Trading Securities	$62,400	$62,400	$0	$0
Available for sale	$62,400	$62,400	$0	$0
Derivatives	$0	$0	$0	$0
Total	$62,400	$62,400	$0	$0

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

NOTE 9 - RELATED PARTY TRANSACTIONS

On September 22, 2008 the Company issued 2,000,000 restricted shares to its President, Louis Vucci and 30,000 shares to a family member for services rendered. The shares were valued at 80% of the closing bid price on September 30, 2008—the first date for which a trade in the Company’s stock was recorded.  The discount was deemed appropriate given the illiquidity of the Company’s stock on the date of issuance and the restricted nature of the shares issued.

NOTE 10-SIGNIFICANT VENDOR

At March 31, 2009 the Company was indebted to a vendor representing 94% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 11-COMMON STOCK TRANSACTIONS

All share information listed below is reflective of the 1:2000 reverse split effected September 18, 2008 unless otherwise noted.

During the year ended March 31, 2008, the Company repurchased 2,125 shares of common stock in exchange for $400,000.  The shares were subsequently cancelled.

During the year ended March 31 , 2008, the Company issued 75 shares of restricted common stock in exchange for services valued at $3,500.  The shares were issued pursuance to Rule 144 of the Securities Act of 1934, as amended.

On September 22, 2009, the Company issued a total of 10,745,902 shares of restricted common stock in exchange for services previously rendered.  The shares issued were valued at $0.04 per share (post split) based on 80% of the closing bid price on September 30, 2008—the first date for which a trade in the Company’s stock was recorded.  The discount was deemed appropriate given the illiquidity of the Company’s stock on the date of issuance and the restricted nature of the shares issued.

During the year ended March 31, 2009, the Company repurchased 500 shares of common stock in exchange for $100,000.

NOTE 12-PREFERRED STOCK

During the fourth quarter of 2008 the company issued 5,284 convertible series E preferred stock to one of its stockholders for 6,675,000 shares of stock of a publicly held entity. This stock has been valued at $528,400 which represents the value of the shares received and the value of the common shares into which the Series E is convertible.  The Series E preferred stock became convertible 30 days after issuance, does not earn interest and is not entitled to receive dividends.  Series E shares are convertible into that number of common shares equal to $528,400 divided by the 5-day average closing bid price of the Company’s common stock on the date of conversion.  Each share of Series E is entitled to 10,000 votes on all shareholder matters.

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

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for March 31, 2008 and 2009, the Company restated certain elements of the balance sheets and income statements which also affected the statements of equity and cash flows.  The following tables detail the specific changes:

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	March 31, 2009 As originally stated	March 31, 2009 Adjustment	March 31, 2009 Restated	March 31, 2008 As originally stated	March 31, 2008 Adjustment	March 31, 2008 Restated
ASSETS Current Assets:
Cash in Bank	$7,057		$7,057	$20,791		$20,791
Marketable Securities	62,400		62,400	44,080		44,080
Accounts Receivable – Factored	318,433		318,433	718,675		718,675
Accounts Receivable-Non Factored (Net)	315,854		315,854	75,940		75,940
Inventory	134,945		134,945	171,815		171,815
Prepaid Expenses	17,488		17,488	29,413		29,413
Total Current Assets	856,177		856,177	1,060,714		1,060,714
Fixed Assets – Net	21,711		21,711	149,133		149,133

Deposits	-		-	3,335		3,335
Total Other Assets	-		-	3,335		3,335

Total Assets	$877,888		$877,888	$1,213,182		$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts Payable and Accrued Expenses	$1,744,568		$1,744,568	$1,225,395		$1,225,395
Factoring Line of Credit	316,781		316,781	706,935		706,935
Notes Payable	60,000		60,000	100,000		100,000
Shareholder Loans	-	2,084,488(a)	2,084,488	-	1,982,657(a)	1,982,657
Capital Lease Obligation	2,849		2,849	12,065		12,065
Total Current Liabilities	2,124,198		4,208,686	2,044,395		4,027,052
Non-Current Liabilities:
Note Payable	30,000		30,000	-		-
Shareholder Loans	2,084,488	(2,084,488)(a)	-	1,982,657	(1,982,657)(a)	-
Capital Lease Obligation	-		-	986		986
Interest Payable	335,830		335,830	218,289		218,289

Total Long Term Liabilities	2,450,318		365,830	2,201,932		219,275

TOTAL LIABILITIES	4,574,516		4,574,516	4,246,327		4,246,327

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2009 and March 31, 2008	528	(527)(b)	1	528	(527) (b)	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of March 31, 2009 and March 31, 2008	1,078		1,078	3		3
Additional Paid-In Capital	3,966,611	492,757(c)	4,459,368	3,805,768	270,407(c)	4,076,175
Treasury Stock	(100,000)	100,000(c)	-	(100,000)	100,000(c)	-
Retained Deficit	(7,564,845)	(592,230)(c)	(8,157,075)	(6,739,444)	(369,880)(c)	(7,109,324)
Total Stockholders’ Deficit	(3,696,628)		(3,696,628)	(3,033,145)		(3,033,145)
Total Liabilities and Stockholders' Deficit	$877,888		$877,888	$1,213,182		$1,213,182

(a)

To reclassify shareholder debt as current.

(b)

To properly state the par value of the preferred stock issued.

(c) To adjust for the repurchase of common stock and the value of shares issued for services rendered.

DIAMOND RANCH FOODS, LTD

STATEMENTS OF OPERATIONS

	March 31, 2009 As originally stated	March 31, 2009 Adjustment	March 31, 2009 Restated	March 31, 2008 As originally stated	March 31, 2009 Adjustment	March 31, 2008 Restated

Revenues	$ 6,416,042		$6,416,042	$ 11,265,457		$11,265,457
Cost of Goods Sold	4,810,547		4,810,547	8,745,053		8,745,053

Gross Profit	$ 1,605,495		$1,605,495	$ ,520,404		$2,520,404

Expenses:
Payroll	691,376		691,376	1,001,102		1,001,102
Factoring Fee	85,554		85,554	191,504		191,504
Rent Expense	186,952		186,952	213,927		213,927
Depreciation & Amortization	40,179		40,179	72,257		72,257
General & Admin.	909,696	222,350(a)	1,132,046	1,048,542		1,048,542
Sales Commission	193,325		193,325	367,330		367,330

Total Expenses	$ 2,107,082	$ 222,350	$2,329,432	$ 2,894,662		$2,894,662

Net (Loss) from Operations	(501,587)	(222,350)	(723,937)	(374,258)		(374,258)

Other Income (Expense):
Interest Income and other	613		613	70,074		70,074
Realized Loss on Securities/other losses	(63,142)		(63,142)	(1,284,856)	(369,880)(b)	(1,654,736)
Interest and financing Expense	(261,285)		(261,285)	(304,970)		(304,970)

Net Income (Loss)	$ (825,401)	$ (222,350)	$(1,047,751)	$(1,894,010)	$(369,880)	$(2,263,890)

Basic & Diluted (Loss) Per Share	$ (0.144)	$ (0.058)	$(0.202)	$ (56.10)	$ (10.90)	$(67.00)

Weighted Avg. Shares Outstanding	5,693,954		5,693,954	33,762		33,762

(a)

To record the value of shares issued for services.

(b)

To record the impact of selling shares received in exchange for issuing preferred stock.

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF EQUITY AS ORIGINALLY STATED
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

DIAMOND RANCH FOODS, LTD
STATEMENTS OF EQUITY
RESTATED

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, April 1, 2007	-	$-	34,448	$3	3,944,276	$(4,845,434)	$(901,155)
Shares repurchased	-	-	(2,125)	-	(400,000)	-	(400,000)
Shares issued for services	-	-	75	-	3,500	-	3,500
Preferred shares issued for marketable securities	5,284	1	-	-	528,399	-	528,400
Net Loss	-	-	-	-	-	(2,263,890)	(2,263,890)
Balance March 31, 2008	5,284	1	32,398	3	4,076,175	(7,109,324)	(3,033,145)
Shares cancelled	-	-	(500)	-	(100,000)	-	(100,000)
Shares for services	-	-	902	-	750	-	750
Contribution of debt	-	-	-	-	53,718	-	53,718
Shares issued for services	-	-	10,745,000	1,075	428,725	-	429,800
Net Loss	-	-	-	-	-	(1,047,751)	(1,047,751)
Balance March 31, 2009	5,284	$1	10,777,800	$1,078	$4,459,368	$(8,157,075)	$(3,696,628)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2009 As originally stated	For the year ended March 31,2009 Adjustment	For the year ended March 31,2009 Restated	For the year ended March 31, 2008 As originally stated	For the year ended March 31, 2008 Adjustment	For the year ended March 31, 2008 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (825,401)	$ (222,350)	$ (1,047,751)	$ (1,894,010)	$ (369,880)	$ (2,263,890)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	40,179		40,179	72,257		72,257
Other comprehensive loss				360,745		360,745
(Increase) Decrease in Inventory	36,870		36,870	(50,029)		(50,029)
(Increase) Decrease in Accounts Receivable	160,328		160,328	465,937		465,937
(Increase) Decrease in Deposits and Prepaids	15,260		15,260	172,940		172,940
Stock Issued in Exchange for Services	108,200	322,350(a)	430,550	3,500		3,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	519,173		519,173	426,641		426,641
Interest Payable	117,541		117,541	-		-

Net Cash Used in Operating Activities	172,150	100,000	272,150	(442,019)	(369,880)	(811,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of Marketable Securities	(18,320)		(18,320)	1,276,610	528,400(c)	1,805,010
Equipment	87,243		87,243	(3,006)		(3,006)

Net Cash Used in Investing Activities	68,923		68,923	1,273,604	528,400	1,802,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,202)		(10,202)	(5,091)		(5,091)
Factoring Payable	(390,154)		(390,154)	(210,991)		(210,991)
Shareholder Loans	101,831		101,831	348,789		348,789
Payments on Notes Payable	(10,000)		(10,000)	-		-
Payments on Related Party Debt	-		-	(209,000)		(209,000)
Contribution of Capital from Stockholders	53,718		53,718	-		-
Bank Overdraft	-		-	(493,021)		(493,021)
Repurchase of common stock shares	-	(100,000)(b)	(100,000)	(400,000)		(400,000)

Net Cash Used in Financing Activities	(254,807)	(100,000)	(354,807)	(810,794)	(158,520)	(969,314)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,734)		(13,734)	20,791		20,791
Cash and Cash Equivalents at Beginning of Period	20,791		20,791	-		-

Cash and Cash Equivalents at End of Period	7,057		7,057	20,791		20,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -		$ -	$ -		$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 108,200		$ 108,200	$ 3,500		$ 3,500
Stock issued for marketable securities	$ -		$ -	$ -	$ 528,400	$ 528,400

(a)

To record the effect of issuing shares for services.

(b)

To record the value of common stock repurchased.

(c)

Adjusted to show the effect of selling securities received in exchange for issuing preferred stock.

The accompanying notes are an integral part of these financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
 (Registrant)

May 5, 2010

By: /s/ Louis Vucci, Jr.

Louis Vucci, Jr., President, Chief Financial Officer
       (On behalf of the Registrant and as Principal Executive Officer, Principal
      Financial Officer and Principal Accounting Officer) and
      Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 5, 2010

 /s/ Louis Vucci, Jr.
Louis Vucci, Jr., President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Date: May 5, 2010     /s/ Philip Serlin

 Philip Serlin, Chief Operations Officer and Director