Form 10-Q/A
period 2009-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-05-05
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), the Registrant is filing this Form 10Q/A (Amendment No. 1) to revise the Financial Statements and Notes for the quarter ending June 30, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD BALANCE SHEETS
	(unaudited) June 30, 2009	March 31, 2009
ASSETS Current Assets
Cash in Bank:	$27,897	$7,057
Marketable Securities	27,221	62,400
Accounts Receivable – Factored	563,143	318,433
Accounts Receivable-Non Factored (Net)	277,272	315,854
Inventory	119,177	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,023,454	856,177
Fixed Assets – Net	18,841	21,711
Total Assets	$1,042,295	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,868,152	$1,744,568
Factoring Line of Credit	506,415	316,781
Notes Payable	60,000	60,000
Shareholder Loans	2,091,055	2,084,488
Capital Lease Obligation	-	2,849
Total Current Liabilities	4,525,622	4,208,686

Non-Current Liabilities:
Note Payable	10,000	30,000
Capital Lease Obligation	-	-
Interest Payable	361,902	335,830
Total Long Term Liabilities	371,902	365,830

TOTAL LIABILITIES	4,897,524	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of June 30, 2009 and March 31, 2009	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of June 30, 2009 and March 31, 2009	1,078	1,078
Additional Paid-In Capital	4,458,840	4,458,840
Retained (Deficit)	(8,315,148)	(8,156,547)
Total Stockholders’ (Deficit)	(3,855,229)	(3,696,628)
Total Liabilities and Stockholders' Deficit	$1,042,295	$877,888
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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 did not have a material impact on the Company's results of operations or financial condition.

NOTE 3-MARKETABLE SECURITIES

At June 30, 2009 the company held securities in one company valued at $27,221, consisting of a position of 2,722,100 shares valued at market of $.01 cents per share.

Assets measured at fair value on a recurring basis. Adapted from the table in para. A34 of SFAS 157:

Assets	Total June 30, 2009	Quoted Prices Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Trading Securities	$27,221	$27,221	$0	$0
Available for sale	$27,221	$27,221	$0	$0
Derivatives	$0	$0	$0	$0
Total	$27,221	$27,221	$0	$0

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

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for quarter ended June 30, 2009 and year ended March 31, 2009, the Company restated certain elements of the balance sheets, the following table detail the specific changes:

DIAMOND RANCH FOODS, LTD BALANCE SHEETS
	(unaudited) June 30, 2009 As originally stated	(unaudited) June 30, 2009 Adjustment	(unaudited) June 30, 2009 Restated	March 31, 2009 As originally stated	March 31, 2009 Adjustment	March 31, 2009 Restated
ASSETS Current Assets
Cash in Bank:	$ 27,897		$ 27,897	$ 7,057		$ 7,057
Marketable Securities	27,221		27,221	62,400		62,400
Accounts Receivable – Factored	563,143		563,143	318,433		318,433
Accounts Receivable-Non Factored (Net)	277,272		277,272	315,854		315,854
Inventory	119,177		119,177	134,945		134,945
Prepaid Expenses	8,744		8,744	17,488		17,488
Total Current Assets	1,023,454		1,023,454	856,177		856,177
Fixed Assets – Net	18,841		18,841	21,711		21,711
Total Assets	$ 1,042,295		$ 1,042,295	$ 877,888		$ 877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 1,868,152		$ 1,868,152	$ 1,744,568		$ 1,744,568
Factoring Line of Credit	506,415		506,415	316,781		316,781
Notes Payable	60,000		60,000	60,000		60,000
Shareholder Loans	-	(2,091,055) (a)	2,091,055	-	(2,084,488) (a)	2,084,488
Capital Lease Obligation	-		-	2,849		2,849
Total Current Liabilities	2,434,567		4,525,622	2,124,198		4,208,686

Non-Current Liabilities:
Note Payable	10,000		10,000	30,000		30,000
Shareholder Loans	2,091,055	(2,091,055) (a)	-	2,084,488	(2,084,488) (a)	-
Capital Lease Obligation	-		-	-		-
Interest Payable	361,902		361,902	335,830		335,830
Total Long Term Liabilities	2,462,957		371,902	2,450,318		365,830

TOTAL LIABILITIES	4,897,524		4,897,524	4,574,516		4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of June 30, 2009 and March 31, 2009	528	(527) (b)	1	528	(527) (b)	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of June 30, 2009 and March 31, 2009	1,078		1,078	1,078		1,078

Additional Paid-In Capital	3,966,611	492,229 (c)	4,458,840	3,966,611	492,229 (c)	4,458,840
Treasury Stock	(100,000)	100,000 (c)	-	(100,000)	100,000 (c)	-
Retained (Deficit)	(7,723,446)	(591,702) (c)	(8,315,148)	(7,564,845)	(591,702) (c)	(8,156,547)
Total Stockholders’ (Deficit)	(3,855,229)		(3,855,229)	(3,696,628)		(3,696,628)
Total Liabilities and Stockholders' Deficit	$ 1,042,295		$ 1,042,295	$ 877,888		$ 877,888

The accompanying notes are an integral part of these financial statements.

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

Diamond Ranch Foods, Ltd.
 (Registrant)

May 5, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 5, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

May 5, 2010	By: /s/ Philip Serlin Philip Serlin, Chief Operations Officer and Director