Form 10-Q/A
period 2009-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-05-05
CIK 1317880

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), the Registrant is filing this Form 10Q/A (Amendment No. 1) to revise the Financial Statements and Notes for the quarter ending September 30, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2009	2009
ASSETS: Current Assets:
Cash in Bank	$57,373	$7,057
Marketable Securities	79,086	62,400
Accounts Receivable – Factored	468,570	318,433
Accounts Receivable-Non Factored-Net	354,094	315,854
Inventory	156,883	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,124,750	856,177
Fixed Assets – Net	16,143	21,711
Other Assets:

Total Assets	$1,140,893	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$8,973	$-
Accounts Payable and Accrued Expenses	2,066,168	1,744,568
Factoring Line of Credit	421,244	316,781
Shareholder Loans	2,076,054	2,084,488
Notes Payable	70,000	60,000
Capital Lease Obligation	-	2,849

Total Current Liabilities	4,642,439	4,208,686

Non-current Liabilities:
Note payable	-	30,000
Interest Payable	383,165	335,830

Total Long Term Liabilities	383,165	365,830

TOTAL LIABILITIES	5,025,604	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 and 33,275 shares issued and outstanding, respectively	1,078	1,078

Additional Paid-In Capital	4,458,840	4,458,840
Comprehensive Income	60,470	-
Retained (Deficit)	(8,405,100)	(8,156,547)
Total Stockholders' (Deficit)	(3,884,711)	(3,696,628)

Total Liabilities and Stockholders' Deficit	$1,140,893	$877,888

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$1,866,576	$1,706,779	$3,602,482	$3,597,866
Cost of Goods Sold	1,506,725	1,278,637	2,887,449	2,695,930

Gross Profit	$358,851	$428,142	$715,033	$901,936

Expenses:
Payroll	160,815	159,135	336,910	365,666
Factoring Fee	18,307	21,722	33,606	46,075
Rent Expense	64,717	46,221	118,653	94,278
Depreciation & Amortization	2,870	9,922	5,740	19,844
General & Admin.	174,988	287,114	327,177	486,593
Sales Commission	70,674	43,670	151,402	102,828

Total Expenses	$492,371	$567,782	$973,489	$1,115,284
Operating (Loss)	(133,520)	(139,640)	(258,450)	(213,348)
Interest Expense	(40,404)	(129,189)	(74,070)	(155,107)
Gain (loss) on Sale of Securities	83,972	2,247	83,972	2,247
Other Income	3	(6,191)	3	26,725

Net (Loss)	$(89,952)	$(272,773)	$(248,548)	$(339,483)

Basic & diluted loss per share	$(.0083)	$(.2470)	$(.0231)	$(.5969)

Weighted Avg. Shares Outstanding	10,777,800	1,104,178	10,777,800	568,727

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (339,483)	$ (339,483)
Adjustments to reconcile net loss to net cash/Stock for Services	-	108,200
Gain on sale of marketable securities	(30,825)	3,190
Depreciation and Amortization	5,740	19,844
Decrease in Marketable Securities	-	15,410
(Increase) Decrease in Inventory	(21,938)	29,615
(Increase) Decrease in Accounts Receivable	(188,377)	41,028
(Increase) Decrease in Deposits and Prepaids	8,744	(6,565)
(Decrease) Increase in Accounts Payable and Accrued Expenses	321,602	239,192
(Decrease) Increase in Interest Payable	47,335	55,189

Net Cash Used in Operating Activities	(159,417)	165,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	30,825	-
Changes in Marketable Securities	96,931	-
Purchase of Equipment/Sale	(176)	(1,481)

Net Cash Used in Investing Activities	127,580	(1,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(5,091)
Factoring Payable	104,463	(250,051)
Shareholder and Related Party Loans	(8,434)	60,550
Payments on Notes Payable	(20,000)	-
Related party forgiveness	-	53,717
Bank Overdraft	8,973	-

Net Cash Provided by Financing Activities	82,153	(140,875)

Net (Decrease) Increase in Cash and Cash Equivalents	50,320	23,264

Cash and Cash Equivalents at Beginning of Period	7,053	20,791

Cash and Cash Equivalents at End of Period	$ 57,373	$ 44,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 26,735	$ 45

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ 108,200

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

Assets measured at fair value on a recurring basis. Adapted from the table in para. A34 of SFAS 157:

Assets	Total

September 30, 2009	Quoted Prices Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3	Trading Securities
$79,086	$79,086	$0	$0	Available for sale
$79,086	$79,086	$0	$0	Derivatives
$0	$0	$0	$0	Total
$79,086	$79,086	$0	$0

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

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for quarter ended September 30, 2009 and year ended March 31, 2009, the Company restated certain elements of the balance sheets, the following table detail the specific changes:

DIAMOND RANCH FOODS, LTD. BALANCE SHEETS
	(Unaudited)	(Unaudited)	(Unaudited)
	September 30,	September 30,	September 30,	March 31,	March 31,	March 31,
ASSETS:	2009 As originally stated	2009 Adjustment	2009 Restated	2009 As originally stated	2009 Adjustment	2009 Restated
Current Assets:
Cash in Bank	$ 57,373		$ 57,373	$ 7,057		$ 7,057
Marketable Securities	79,086		79,086	62,400		62,400
Accounts Receivable – Factored	468,570		468,570	318,433		318,433
Accounts Receivable-Non Factored-Net	354,094		354,094	315,854		315,854
Inventory	156,883		156,883	134,945		134,945
Prepaid Expenses	8,744		8,744	17,488		17,488
Total Current Assets	1,124,750		1,124,750	856,177		856,177
Fixed Assets – Net	16,143		16,143	21,711		21,711
Other Assets:

Total Assets	$ 1,140,893		$ 1,140,893	$ 877,888		$ 877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$ 8,973		$ 8,973	$ -		$ -
Accounts Payable and Accrued Expenses	2,066,168		2,066,168	1,744,568		1,744,568
Factoring Line of Credit	421,244		421,244	316,781		316,781
Shareholder Loans	-	2,076,054(a)	2,076,054	-	2,084,488(a)	2,084,488
Notes Payable	70,000		70,000	60,000		60,000
Capital Lease Obligation	-		-	2,849		2,849

Total Current Liabilities	2,566,385		4,642,439	2,124,198		4,208,686

Non-current Liabilities:
Note payable	-		-	30,000		30,000

Shareholder Loans	2,076,054	(2,076,054) (a)	-	2,084,488	(2,084,488) (a)	-
Interest Payable	383,165		383,165	335,830		335,830

Total Long Term Liabilities	2,459,219		383,165	2,450,318		365,830

TOTAL LIABILITIES	5,025,604		5,025,604	4,574,516		4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	528	(527) (b)	1	528	(527) (b)	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 and 33,275 shares issued and outstanding, respectively	1,077	1	1,078	1,078		1,078
Additional Paid-In Capital	3,966,611	492,229(c)	4,458,840	3,966,611	492,229(c)	4,458,840
Treasury Stock	(100,000)	100,000(c)	-	(100,000)	100,000(c)	-
Comprehensive Income	60,470		60,470	-		-
Retained (Deficit)	(7,813,396)	591,704(c)	(8,405,100)	(7,564,845)	(591,702)(c)	(8,156,547)
Total Stockholders' (Deficit)	(3,884,711)		(3,884,711)	(3,696,628)		(3,696,628)

Total Liabilities and Stockholders' Deficit	$ 1,140,893		$ 1,140,893	$ 877,888		$ 877,888

The accompanying notes are an integral part of these financial statements

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