Form 10-Q/A
period 2009-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-05-05
CIK 1317880

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2009, the issuer had 10,777,800 shares of its common stock issued and outstanding.

 EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), the Registrant is filing this Form 10Q/A (Amendment No. 1) to revise the Financial Statements and Notes for the quarter ending December 31, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
ASSETS:	2009	2009
Current Assets:
Cash in Bank	$65,992	$7,057
Marketable Securities	67,200	62,400
Accounts Receivable – Factored	515,862	318,433
Accounts Receivable-Non Factored-Net	231,929	315,854
Inventory	162,540	134,945
Prepaid Expenses	8,744	17,488
Total Current Assets	1,052,267	856,177
Fixed Assets – Net	283,349	21,711

Total Assets	$1,335,616	$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$6,500	$-
Accounts Payable and Accrued Expenses	2,366,760	1,744,568
Factoring Line of Credit	477,886	316,781
Notes Payable	70,000	60,000
Shareholder Loans	2,136,554	2,084,488
Interest Payable	404,427	335,830
Capital Lease Obligation	-	2,849

Total Current Liabilities	5,462,127	4,544,516

Non-current Liabilities:
Note payable	-	30,000

Total Long Term Liabilities	-	30,000

TOTAL LIABILITIES	5,462,127	4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 shares issued and outstanding, respectively	1,078	1,078
Additional Paid-In Capital	4,458,840	4,458,840
Comprehensive Income	-	-

Retained (Deficit)	(8,586,431)	(8,156,547)
Total Stockholders' (Deficit)	(4,126,512)	(3,696,628)

Total Liabilities and Stockholders' Equity	$1,335,616	$877,888

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$2,111,288	$1,631,714	$5,713,770	$5,229,580
Cost of Goods Sold	1,693,950	1,227,917	4,581,399	3,923,847

Gross Profit	$417,338	$403,797	$1,132,371	$1,305,733

Expenses:
Payroll	182,932	151,289	519,842	516,955
Factoring Fee	27,468	19,672	61,074	65,747
Rent Expense	41,129	45,482	159,782	139,760
Depreciation & Amortization	2,870	10,258	8,610	30,102
General & Admin.	198,869	259,480	526,046	746,073
Sales Commission	111,621	46,413	263,023	149,241

Total Expenses	$564,889	$532,594	$1,538,377	$1,647,878
Operating (Loss)	(147,551)	(128,797)	(406,006)	(342,145)
Interest Expense	(33,782)	(51,799)	(107,852)	(206,906)
Gain (loss) on Sale of Securities	-	(6,376)	83,972	(4,129)
Other Income	-	6,515	3	33,240

Net (Loss)	$(181,333)	$(180,457)	$(429,883)	$(519,940)

Basic & diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.13)

Weighted Avg. Shares Outstanding	10,777,800	10,777,800	10,777,800	3,927,000

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

Assets measured at fair value on a recurring basis. Adapted from the table in para. A34 of SFAS 157:

Assets	Total September 30, 2009	Quoted Prices Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Trading Securities	$67,200	$67,200	$0	$0
Available for sale	$67,200	$67,200	$0	$0
Derivatives	$0	$0	$0	$0
Total	$67,200	$67,200	$0	$0

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

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for quarter ended December 31, 2009 and year ended March 31, 2009, the Company restated certain elements of the balance sheets, the following table detail the specific changes:

DIAMOND RANCH FOODS, LTD. BALANCE SHEETS
	(Unaudited)	(Unaudited)	(Unaudited)
	December 31,	December 31,	December 31,	March 31,	March 31,	March 31,
	2009 As originally stated	2009 Adjustment	2009 Restated	2009 As originally stated	2009 Adjustment	2009 Restated
ASSETS: Current Assets:
Cash in Bank	$ 65,992		$ 65,992	$ 7,057		$ 7,057
Marketable Securities	67,200		67,200	62,400		62,400
Accounts Receivable – Factored	515,862		515,862	318,433		318,433
Accounts Receivable-Non Factored-Net	231,929		231,929	315,854		315,854
Inventory	162,540		162,540	134,945		134,945
Prepaid Expenses	8,744		8,744	17,488		17,488
Total Current Assets	1,052,267		1,052,267	856,177		856,177
Fixed Assets – Net	283,349		283,349	21,711		21,711

Total Assets	$ 1,335,616		$ 1,335,616	$ 877,888		$ 877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft	$ 6,500		$ 6,500	$ -		$ -
Accounts Payable and Accrued Expenses	2,366,760		2,366,760	1,744,568		1,744,568
Factoring Line of Credit	477,886		477,886	316,781		316,781
Notes Payable	70,000		70,000	60,000		60,000
Shareholder Loans	2,136,554		2,136,554	2,084,488		2,084,488
Interest Payable	404,427		404,427	335,830		335,830
Capital Lease Obligation	-		-	2,849		2,849

Total Current Liabilities	5,462,127		5,462,127	4,544,516		4,544,516

Non-current Liabilities:
Note payable	-		-	30,000		30,000

Total Long Term Liabilities	-		-	30,000		30,000

TOTAL LIABILITIES	5,462,127		5,462,127	4,574,516		4,574,516

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and outstanding, respectively	528	527(b)	1	1		1
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 10,777,800 shares issued and outstanding, respectively	1,077	1	1,078	1,078		1,078
Additional Paid-In Capital	3,966,611	492,229(c)	4,458,840	3,966,611	492,229(c)	4,458,840
Treasury Stock	(100,000)	100,000(c)	-	(100,000)	100,000(c)	-
Comprehensive Income	-		-	-		-
Retained (Deficit)	(7,994,728)	(591,703) (c)	(8,586,431)	(7,564,845)	(591,702) (c)	(8,156,547)
Total Stockholders' (Deficit)	(4,126,512)		(4,126,512)	(3,696,828)		(3,696,628)

Total Liabilities and Stockholders' Equity	$ 1,335,616		$ 1,335,616	$ 877,888		$ 877,888

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