Form 10-K/A
period 2009-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-06-02
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), we are filing this Form 10K/A (Amendment No. 2) to properly disclose marketable securities in Note 3 of the Financial Statement Notes. In addition, critical accounting policies have been more fully detailed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. All other items remain unchanged from the original filing.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Property Plant and Equipment", which establishes a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, "Intangibles - Goodwill and Other". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2009 or 2008.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

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

NOTE 3-MARKETABLE SECURITIES

During the fourth quarter of 2008, the company issued 5,284 convertible series E preferred stock to one of its stockholders in exchange for 6,675,000 shares of stock of a publicly held entity which were valued at $600,000 at the time of receipt. These shares were subsequently liquidated for total proceeds of $528,400, resulting in a loss on the sale of $71,600 which has been included in Other Income and Expenses in the accompanying Statement of Operations.

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

During the year ended March 31, 2008, the Company issued 75 shares of restricted common stock in exchange for services valued at $3,500.  The shares were issued pursuance to Rule 144 of the Securities Act of 1934, as amended.

On September 22, 2008, the Company issued a total of 10,745,902 shares of restricted common stock in exchange for services previously rendered.  The shares issued were valued at $0.04 per share (post split) based on 80% of the closing bid price on September 30, 2008—the first date for which a trade in the Company’s stock was recorded.  The discount was deemed appropriate given the illiquidity of the Company’s stock on the date of issuance and the restricted nature of the shares issued.

During the year ended March 31, 2009, the Company repurchased 500 shares of common stock in exchange for $100,000.

NOTE 12-PREFERRED STOCK

During the fourth quarter of 2008 the company issued 5,284 convertible series E preferred stock to one of its stockholders in exchange for 6,675,000 shares of stock of a publicly held entity. The Preferred Stock has been valued at $528,400 which represents the value of the common shares into which the Series E is convertible.  The Series E preferred stock became convertible 30 days after issuance, does not earn interest and is not entitled to receive dividends.  Series E shares are convertible into that number of common shares equal to $528,400 divided by the 5-day average closing bid price of the Company’s common stock on the date of conversion.  Each share of Series E is entitled to 10,000 votes on all shareholder matters.

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

June 1, 2010

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

Date:  June 1, 2010

 /s/ Louis Vucci, Jr.
Louis Vucci, Jr., President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Date: June 1, 2010     /s/ Philip Serlin

 Philip Serlin, Chief Operations Officer and Director