Form 10-Q/A
period 2009-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-06-02
CIK 1317880

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
Registrant's telephone number, including area code: (718) 991-9595
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

EXPLANATORY NOTE

This amendment to the Company's Form 10-Q/A Amendment No. 1 filed on May 5, 2010 for the quarter ended June 30, 2009 is being filed to properly disclose marketable securities in Note 3 of the Financial Statement Notes. In addition, critical accounting policies have been more fully detailed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. All other items remain unchanged from the original filing.

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

June 1, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

June 1, 2010	By: /s/ Philip Serlin Philip Serlin, Chief Operations Officer and Director