Form 10-Q/A
period 2009-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-06-02
CIK 1317880

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

EXPLANATORY NOTE

This amendment to the Company's Form 10-Q/A Amendment No. 1 filed on May 5, 2010 for the quarter ended September 30, 2009 is being filed to reclassify related party forgiveness in the Statement of Cash Flows and properly disclose marketable securities in Note 3 of the Financial Statement Notes. In addition, critical accounting policies have been more fully detailed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. All other items remain unchanged from the original filing.

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

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (339,483)	$ (339,483)
Adjustments to reconcile net loss to net cash/Stock for Services	-	108,200
Gain on sale of marketable securities	(30,825)	3,190
Depreciation and Amortization	5,740	19,844
Related party forgivenss	-	53,717
Decrease in Marketable Securities	-	15,410
(Increase) Decrease in Inventory	(21,938)	29,615
(Increase) Decrease in Accounts Receivable	(188,377)	41,028
(Increase) Decrease in Deposits and Prepaids	8,744	(6,565)
(Decrease) Increase in Accounts Payable and Accrued Expenses	321,602	239,192
(Decrease) Increase in Interest Payable	47,335	55,189

Net Cash Used in Operating Activities	(159,417)	219,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	30,825	-
Changes in Marketable Securities	96,931	-
Purchase of Equipment/Sale	(176)	(1,481)

Net Cash Used in Investing Activities	127,580	(1,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(5,091)
Factoring Payable	104,463	(250,051)
Shareholder and Related Party Loans	(8,434)	60,550
Payments on Notes Payable	(20,000)	-
Bank Overdraft	8,973	-

Net Cash Provided by Financing Activities	82,153	(194,592)

Net (Decrease) Increase in Cash and Cash Equivalents	50,320	23,264

Cash and Cash Equivalents at Beginning of Period	7,053	20,791

Cash and Cash Equivalents at End of Period	$ 57,373	$ 44,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 26,735	$ 45

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ -	$ 108,200
Related party forgiveness	$ -	$ 53,717

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