Form 10-Q/A
period 2009-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-06-02
CIK 1317880

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

 EXPLANATORY NOTE

This amendment to the Company's Form 10-Q/A Amendment No. 1 filed on May 5, 2010 for the quarter ended December 31, 2009 is being filed to reclassify related party forgiveness in the Statement of Cash Flows and properly disclose marketable securities in Note 3 of the Financial Statement Notes. In addition, critical accounting policies have been more fully detailed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. All other items remain unchanged from the original filing.

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

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (429,883)	$ (519,940)
Adjustments to reconcile net loss to net cash	-	-
Gain on sale of marketable securities	(83,972)	-
Stock issued for services		108,200
Depreciation and Amortization	8,610	30,102
Related party forgiveness	-	53,717
(Increase) Decrease in Marketable Securities	-	-
(Increase) Decrease in Inventory	(27,595)	(8,674)
(Increase) Decrease in Accounts Receivable	(113,504)	47,481
(Increase) Decrease in Deposits and Prepaids	8,744	2,180
(Decrease) Increase in Accounts Payable and Accrued Expenses	622,192	339,378
(Decrease) Increase in Interest Payable	68,597	84,626

Net Cash From (Used in) Operating Activities	53,188	137,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	83,972	-
Changes in Marketable Securities	(4,800)	6,650
Purchase of Equipment/Sale	(270,248)	(4,161)

Net Cash From (Used in) Investing Activities	(191,076)	2,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(2,849)	(7,637)
Factoring Payable	161,105	(198,245)
Shareholder and Related Party Loans	52,066	71,712
Payments on Notes Payable	(20,000)	-
Bank Overdraft	6,500	-

Net Cash Provided by Financing Activities	196,822	(134,170)

Net (Decrease) Increase in Cash and Cash Equivalents	58,935	5,389
Cash and Cash Equivalents at Beginning of Period	7,057	20,791

Cash and Cash Equivalents at End of Period	$ 65,992	$ 26,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 39,255	$ 45

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in asset acquisition agreement	$ -	$ -
Stock issued for services	$ 108,200	$ 108,200
Related party forgiveness	$ -	$ 53,717

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