Form 10-K
period 2010-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2010-07-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 12, 2010:  $12,586,420.

As of July 12, 2010, the registrant had 11,290,300 outstanding shares of Common Stock.

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

2.) RISK OF DEPENDENCE ON KEY PERSONNEL.

The Company is dependent on its present officer and directors, primarily Louis Vucci Jr., Chairman and CEO. The success of the company is dependent on Mr.Vucci and his management team. Should one or more of these individuals cease to be affiliated with the Company before acceptable replacements are found, there could be a material adverse effect on the Company's business and prospects. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the meat, poultry, and food businesses.

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

6.) RISK OF FUTURE DILUTION

There are 11,290,300 shares of our common stock issued and outstanding as of March 31, 2010. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

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

FURTHER INFORMATION

As of the effective date of this Registration Statement we will be required to file certain reports with the Securities and Exchange Commission including Annual Reports (Form 10-K), Quarterly Reports (Form 10-Q) and Current Reports (Form 8-K). A copy of our annual report will be provided to all shareholders and will include an audited balance sheet as of the end of the last fiscal year and audited income, cash flow and stockholders equity statements for the last two fiscal years.

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

Quarter Ending	Quarterly High	Quarterly Low
3/31/2008	$80.00	$30.00
6/30/2008	$120.00	$40.00
9/30/2008	$70.00	$1.80
12/31/2008	$5.25	$3.25
3/31/2009	$5.25	$5.25
6/30/2009	$4.10	$4.10
9/30/2009	$4.70	$4.70
12/31/2009	$3.72	$3.72
3/31/2010	$2.70	$2.70

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

As of July 12, 2010, there were approximately 542 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS: 2010 AND 2009 RESULTS

SALES

Our revenues from operations for the year ended March 31, 2010 were $8,548,888 compared to $6,416,042 in 2009 which was generated from the sale of our meat products and services. The increase was a result of selling to customers which result in good profit margins.  The increase was 24.9% or $2,132,846.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2010 was $7,007,977, generating a gross profit of $1,540,911 or (18%).

Our gross profit has increased from 6% from the prior year ended March 31, 2009.  Management expects gross profits to increase as revenues increase and the cost of sales decrease. The increase in costs can be attributed to many factors, including, but not limited to better purchasing methods, better mix of product sales generating higher profits and better management control.

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

GENERAL AND ADMINISTRATIVE

Our payroll expenses for the year ended March 31, 2010 was $703,586, which was an increase of $12,210 over the amount of $691,376 for the year ended March 31, 2009. This increase is attributable to an increase in staffing.

Our factoring expense for the year ended March 31, 2010 was $81,610, which was a decrease of $3,944 from the amount of $85,554 for the year ended March 31, 2009. This decrease is mainly attributable to the change in factoring companies and overall reduction in receivables.

Our rent expense for the year ended March 31, 2010 was $223,523 which was an increase of $36,571 over the year ended March 31, 2009.

Our Sales Commission for the year ended March 31, 2010 was $406,599, which was an increase of $213,274 over the amount for the year ended March 31, 2009. This increase is attributable to additional sales volume.

General and Administrative costs decreased to $797,355 from $1,132,046 or $334,691 mainly due to decreases in maintenance, utilities and consulting.

NET LOSS FROM OPERATIONS

The Company’s loss from operations decreased to $690,160 from $723,937 or $33,777 mainly due to an increase in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had negative working capital of $4,781,847. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

For the twelve months ended March 31, 2010, the Company's cash used in operating activities totaled $176,097. Cash used in investing activities was $339,430, and cash provided by financing activities was $515,894.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2010 or 2009.

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

The Company has incurred a net loss for the years ended March 31, 2010 and 2009.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2010 and 2009, and have made modifications to our present-day operations accordingly. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe further increases in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the fiscal years ended March 31, 2010 and 2009 have been examined to the extent indicated in their reports by Gruber & Company LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC, and are included herein beginning immediately preceding the signature page to this report.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of July 13, 2010 certain information regarding our current directors and executive officers:

Name	Age	Position
Louis Vucci, Jr.	40	President and Director
Victor Petrone	40	Chief Operating Officer and Chief Financial Officer
Phillip Serlin	67	Vice President of Business Development and Director

On July 11, 2008, the Board of Directors of the Company determined that it would be in the best interest of the Company to restructure management.  Effective immediately Joseph Maggio was removed from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and William De Marzo was removed from his position as Chief Financial Officer.  Effective July 11, 2008, the Board of Directors of the Company appointed Louis Vucci, Jr. the Company’s President and member of the Board of Directors, to serve as Chief Financial Officer. Mr. Vucci, Jr. agreed to serve in this position while the Company seeks to fill the vacancy.

On June 10, 2010, the Company accepted the resignation from Louis Vucci, Jr. as the Company's Chief Financial Officer. Effective as of the same date, to fill the vacancy created by Mr. Vucci's resignation, the Board of Directors appointed Victor Petrone as Chief Financial Officer. Also, on this date, the Company accepted the resignation from Phillip Serlin as the Company's Chief Financial Operating Officer. Effective as of the same date, to fill the vacancy created by Mr. Serlin’s resignation, the Board of Directors appointed Victor Petrone as Chief Operating Officer

Louis Vucci, Jr., President, Chief Executive Officer and Director

Mr. Louis Vucci, Jr. has been our President and Director since March 8, 2004. Since 1990, Mr. Vucci was President of Vucci Foods, Inc., a meat distribution company, whose operations were integrated into MBC Foods, Inc. in 2003. Mr. Vucci specialized in sales account management and expansion.

Mr. Vucci devotes 100% of his time as our chief executive officer.

Victor Petrone, Chief Operating Officer and Chief Financial Officer

Mr. Petrone, CFO and COO of Diamond Ranch Foods, Ltd. Is a Graduate of The Wharton School of Business; University of Pennsylvania and has almost 30 years of food distribution, restaurant operation, import/export, and public company experience to his credit. Mr. Petrone’s diversified experience and skill set is applicable to many capacities of the business as it plans to strategically expand in the marketplace. Prior to working at Diamond Ranch Foods, Mr. Petrone began his career in the mid-1980s as owner and General Manager of Capital Food Corp. where he developed ethnic dining concepts for quick-service restaurants, formal dining, as well as free-standing restaurants. He entered the food distribution sector, Serv-Safe Certified and in 1999 was recruited by Roma Food Enterprises as General Manager of Western US and Mexico to oversee its International expansion. In 2001, Mr. Petrone was recruited by U.S. giant Sysco Foodservice Corporation to oversee its Specialty Market Division, as well as Business Development for International Sales. In 2004, Mr. Petrone formed International Food Specialists Inc. (IFS), an import-export company representing over 70 manufacturers and up to 500 product lines. The sales market included USA, Mexico, Canada, The Caribbean, Central and South America. In 2006, Mr. Petrone consolidated IFS, Inc. with publicly traded Nascent Wine Company, Inc. where he served as the company's President and Director.

Philip Serlin, Vice President of Business Development and Director

Mr. Philip Serlin has been our Vice President of Business Development and Director since March 8, 2004. Mr. Serlin became the Chief Operations Officer of MBC Foods, Inc. in 1999 after he integrated his company, PHS Ship Supply Corp., a hamburger and chop meat processing company, into the operations of MBC Foods, Inc.

Mr. Serlin devotes 100% of his time as Vice President of Business Development and Director.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2010, the Company believes that all reports were timely filed by such persons.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2010 and March 31, 2009, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Vucci, Jr. President	2010	145,000	-0-	-0-	-0-	-0-	-0-	-0-	145,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Philip Serlin COO	2010	130,000	-0-	-0-	-0-	-0-	-0-	-0-	130,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joseph Maggio Chairman and CEO	2009	36,344	-0-	-0-	-0-	-0-	-0-	-0-	36,344

William De Marzo CFO	2009	21,000	-0-	-0-	-0-	-0-	-0-	-0-	22,500

On July 11, 2008, the Board of Directors of the Company determined that it would be in the best interest of the Company to restructure management.  Effective immediately Joseph Maggio was removed from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and William De Marzo was removed from his position as Chief Financial Officer.  Effective July 11, 2008, the Board of Directors of the Company appointed Louis Vucci, Jr. the Company’s President and member of the Board of Directors, to serve as Chief Financial Officer. Mr. Vucci, Jr. agreed to serve in this position while the Company seeks to fill the vacancy.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Louis Vucci, Jr. President, Chief Executive Officer and Director	2,000,000	Common	17.7%
Philip Serlin Vice President of Business Development and Director	300,000	Common	2.6%
Victor Petrone Chief Operating Officer and Chief Financial Officer	-	Common	*
All Officers and Directors as a group (3 in number) *Denotes less than 1%	2,300,000	Common	20.3%

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

(3) The above percentages are based on 11,290,300 shares of common stock outstanding as of March 31, 2010.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2010, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $2,270,023. The note is payable in lump-sum including interest at 5% and as of the date of this report is past due. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to us by Gruber & Company our principal accountant, for professional services rendered during 2010 and 2009:

Services	2010	2009

Audit Fees	$10,000	$10,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$10,000	$10,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1 Article of Incorporation - Previously filed.

3.2 Corporate Bylaws - Previously filed.

99(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

99(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - Filed herewith.

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Stockholders’ Equity

F-6

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DIAMOND RANCH FOODS, LTD.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 14, the financial statements of March 31, 2009 and for the year then ended were restated for the correction of certain errors.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2010 and 2009 and the results of its' operations and its' cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
July 8, 2010

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

	March 31,
ASSETS
Current Assets:	2010		2009 (Restated)
Cash in Bank	$7,424		$7,057
Marketable Securities	22,000		62,400
Accounts Receivable – Factored	422,406		318,433
Accounts Receivable-Non Factored (Net)	760,874		315,854
Inventory	231,398		134,945
Prepaid Expenses	2,734		17,488
Total Current Assets	1,446,836		856,177
Fixed Assets – Net	281,021		21,711

Total Assets	$1,727,857		$877,888

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$48,660	$
Accounts Payable and Accrued Expenses	973,574		110,432
Accounts payable – Related party	1,874,408		1,634,136
Factoring Line of Credit	379,465		316,781
Notes Payable	--		60,000
Shareholder Loans	2,526,887		2,084,488
Interest payable	425,689		335,830
Capital Lease Obligation	--		2,849
Total Current Liabilities	6,228,683		4,544,516
Non-Current Liabilities:
Note Payable	--		30,000

TOTAL LIABILITIES	6,228,683		4,574,516

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2010 and March 31, 2009	1		1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,290,300 and 10,777,800 shares issued and outstanding as of March 31, 2010 and March 31, 2009	1,129		1,078
Additional Paid-In Capital	4,484,942		4,459,368
Retained Deficit	(8,986,898)		(8,157,075)
Total Stockholders’ Deficit	(4,500,826)		(3,696,628)
Total Liabilities and Stockholders' Deficit	$1,727,857		$877,888
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF OPERATIONS
(Restated)

	March 31,
	2010 2009
		Restated

Revenues, net	$8,548,888	$6,416,042
Cost of Goods Sold	7,007,977	4,810,547

Gross Profit	$1,540,911	$1,605,495

Expenses:
Payroll	703,586	691,376
Factoring Fee	81,610	85,554
Rent Expense	223,523	186,952
Depreciation & Amortization	18,398	40,179
General & Admin.	797,355	1,132,046
Sales Commission	406,599	193,325

Total Expenses	$2,231,071	$2,329,432

Net (Loss) from Operations	(690,160)	(723,937)

Other Income (Expense):
Interest Income and other	10	613
Debt forgiveness	55,000	--
Realized Loss on Securities/other losses	(102,122)	(63,142)
Interest and financing Expense	(92,551)	(261,285)

Net Income (Loss)	$(829,823)	$(1,047,751)

Basic & Diluted (Loss) Per Share	$(0.08)	$(0.20)

Weighted Avg. Shares Outstanding	10,802,800	5,693,954

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF EQUITY
(Restated)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, April 1, 2007	-	$-	34,448	$3	3,944,276	$(4,845,434)	$(901,155)
Shares repurchased	-	-	(2,125)	-	(400,000)	-	(400,000)
Shares issued for services	-	-	75	-	3,500	-	3,500
Preferred shares issued for marketable securities	5,284	1	-	-	528,399	-	528,400
Net Loss	-	-	-	-	-	(2,263,890)	(2,263,890)
Balance March 31, 2008	5,284	1	32,398	3	4,076,175	(7,109,324)	(3,033,145)
Shares cancelled	-	-	(500)	-	(100,000)	-	(100,000)
Shares for services	-	-	902	-	750	-	750
Contribution of debt	-	-	-	-	53,718	-	53,718
Shares issued for services	-	-	10,745,000	1,075	428,725	-	429,800
Net Loss	-	-	-	-	-	(1,047,751)	(1,047,751)
Balance March 31, 2009	5,284	1	10,777,800	1,078	4,459,368	(8,157,075)	(3,696,628)
Shares issued for services			512,500	51	25,574		25,625
Net loss						(829,823)	(829,823)

Balance March 31, 2010	5,284	1	11,290,300	1,129	4,484,942	(8,986,898)	(4,500,826)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF CASH FLOWS

(Restated)

	For the year ended March 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (829,823)	$ (1,047,751)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	18,398	40,179
Forgiveness of debt	(55,000)
Loss on sale of available for sale securities	102,122
Decrease (Increase) in Inventory	(96,453)	36,870
(Increase) Decrease in Accounts Receivable	(548,993)	160,328
(Increase) Decrease in Deposits and Prepaids	14,754	15,260
Stock Issued in Exchange for Services	25,625	430,550
(Decrease) Increase in Accounts Payable and Accrued Expenses	1,103,414	519,173
Interest Payable	89,859	117,541

Net Cash Provided by (Used in) Operating Activities	(176,097)	272,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	320,178	(18,320)
Purchase of available for sale securities	(381,900)
Acquisition of fixed assets	(277,708)	87,243
Net Cash Used in Investing Activities	(339,430)	68,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	48,660
Payments on Capital Lease Obligation	(2,849)	(10,202)
Factoring Payable	62,684	(391,154)
Shareholder Loans	442,399	101,831
Payments on Notes Payable	(35,000)	(10,000)
Payments on Related Party Debt	--	--
Contribution of Capital from Stockholders	--	53,718
Bank Overdraft	--	--
Repurchase of common stock shares	--	(100,000)
Net Cash Provided by (Used in) Financing Activities	515,894	(354,807)

Net (Decrease) Increase in Cash and Cash Equivalents	367	(13,734)
Cash and Cash Equivalents at Beginning of Period	7,057	20,791

Cash and Cash Equivalents at End of Period	7,424	7,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-CASH

INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 25,625	$ 108,200
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND MARCH 31, 2009

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

The Company incurred an operating loss of $832,559 for the year ended March 31, 2010 and has a negative stockholders equity of $4,500,826 and has a negative current ratio of $4,500,826.

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

Nature of Business

The Company is a meat and seafood processing and distribution company now located in the Hunts Point Coop Market, Bronx, NY.  The Companies operations consist of packing, processing, labeling, and distributing products to a customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants, and institutions, deli and catering operators, and industry suppliers.

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

Revenue recognition

The Company derives its revenue from the sale of meat and seafood products, and the revenue is recognized when the product is delivered to the customer.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2009 depreciation is computed as follows:

Accumulated
	Cost	Method	Life	Depreciation	Net

Equipment	$ 335,566	Straight Line	3-5 Years	$ 314,514	$ 21,052
Building and land	264,373	Straight Line	20 Years	4,406	259,967
	$ 599,939			$ 318,920	$ 281,019

Total depreciation expense for the year ended March 31, 2010 and 2009 was $18,399 and $40,179 respectively.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of March 31, 2010 and 2009.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, formerly SFAS No. 109, Accounting for Income Taxes, as clarified by ASC Topic 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of ASC Topic 740, formerly FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by ASC Topic 450, formerly FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC Topic 740, formerly FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, formerly FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is subject to income taxes in the U.S. federal jurisdiction, the State of New York and New York City. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before April 1, 2007.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

Inventory

Inventory consists of finished meat and seafood products, and is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;  The Company values it’s available for sale securities using Level 1.

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the year ended, the Company sold available-for-sale securities for a realized loss of $102,122 which is included in other income (expense).

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and  judges that decline to be other-than-temporary.

Advertising

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These chang es and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

NOTE 3-MARKETABLE SECURITIES

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

At March 31, 2010 the company held securities in a publicly traded company valued at $22,000, consisting of 2,000,000 shares valued at market of.011 cents per share.

Assets measured at fair value on a recurring basis.

Assets	Total March 31, 2010	Quoted Prices Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Available for sale	$22,000	$22,000	$0	$0
Derivatives	$0	$0	$0	$0
Total	$22,000	$22,000	$0	$0

NOTE 4 - INCOME TAXES

As of March 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,000,000 be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2009

Net Operating Losses	$2,790,000
-
Valuation Allowance	(2,790,000)
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

The Company leases six delivery trucks under non-cancelable operating losses.  The minimum rentals due on these six delivery trucks are as follows at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Year ending March 31, 2010	$-	$87,048
Year ending March 31, 2011	87,048	87,408
Year ending March 31, 2012	24,552	24,552
Total	$111,600	$198,648

NOTE 6 - CAPITAL LEASE COMMITMENTS

The Company has entered into capital leases for the purchase of equipment. The future minimum lease payments are as follows:

Year	Lease Payment
2009	2,849
2010	-
2011	-
Total	$2,849

NOTE 7- NOTES PAYABLE

Factoring Line of Credit

In 2007 the Company entered into an agreement with a factoring corporation. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Corporations discretion. A discount charge of sixty five hundreths of one percent (.0065) modified from nine tenths of one per cent (.0090) on March 23, 2009 is charged, with increases based upon a time frame of receivables outstanding. Receivables over 90 days are returned to the Company.

These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2010 the company had factored receivables in the amount of $422,406 and recorded a liability of $379,465. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of March 31, 2009, the Company has outstanding notes payable to a shareholder in the amount of $2,526,887. These loans bear interest at rates of 5% to 6%.

In September 2006, the Company received $100,000 for a  note bearing interest at 7.5%, payable in monthly installments starting February 2009 of $5,000 per month. At March 31, 2009 $10,000 has been repaid.    On July 28, 2009 the Company entered into a mutual release agreement in which the parties agreed to settle the remaining $90,000 debt for $35,000.  The Company has recorded forgiveness of debt in the amount of $55,000 for the year ended March 31, 2010 and has recorded the amount as other income.

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

NOTE 10-SIGNIFICANT VENDOR

At March 31, 2010 the Company was indebted to a vendor, a related party representing 65% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

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

During the year ended March 31, 2010, the Company issued 512,500 shares of common stock for services rendered.  The shares issued were valued at $.05, the bid price on the date of issuance.

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

NOTE 13 – SIGNIFICANT EVENT

In March of 2009 the Company received a petition for involuntary bankruptcy by five disgruntled former affiliates of DRFO -  Henry Guerra, William DeMarzo, Joseph Maggio, John Maggio, and Paul Aloisio -- to extract value for stock they held in the company in excess of its fair market value.  Federal bankruptcy laws permit a small number of bona fide creditors of a company to petition for involuntary relief under the Bankruptcy Code.  These former affiliates attempted to utilize those laws to compel the company to pay this value.

The company defended that effort, as it owed no debt to these individuals and thus they did not qualify as petitioning creditors under bankruptcy laws. In addition, the company filed claims against the former affiliates for abuse of the bankruptcy laws and sought damages from them in excess of $8 million.  Due to the seriousness of DRFO’s allegations, the Bankruptcy Court scheduled a full evidentiary hearing on DRFO’s claims, which commenced a protracted and expensive litigation.

Despite the merits and strength of its claims, DRFO determined that continuation of the lawsuit against the petitioners was impracticable due to two factors:  (i) the expense of continuing the litigation; and (ii) the likelihood that DRFO would realize very little if it was successful (given the low net-value of the petitioners).

Thus, in an effort to continue focusing on the growth of its business, DRFO agreed to settle with the petitioners, pursuant to which settlement DRFO agreed to dismiss its lawsuit provided that the petitioners relinquished and canceled their stock holdings in DRFO, and the petitioners agreed to dismiss their involuntary petition for relief under the Bankruptcy Code provided that they recovered their legal fees - which aggregated approximately $125,000.  DRFO agreed to those terms and is currently paying the settlement amount in monthly installments over a 12 month period so as not adversely affect the company’s cash flow.

 The settlement was consummated in or about September 29, 2009, on which date the Bankruptcy Court entered an Order dismissing the involuntary petition.  Notably, throughout the proceeding, no Order was ever entered declaring DRFO a bankrupt, no court ever determined that DRFO was eligible or suitable for a bankruptcy case under any chapter of the Bankruptcy Code, and no creditors or any other parties, other than the disgruntled former affiliates, ever joined in the proceedings or sought any relief from the Bankruptcy Court.

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for March 31, 2008 and 2009, the Company restated certain elements of the balance sheets and income statements which also affected the statements of equity and cash flows.  The following tables detail the specific changes:

DIAMOND RANCH FOODS, LTD.

BALANCE SHEETS

ASSETS Current Assets:	March 31, 2009 As originally stated	March 31, 2009 Adjustment	March 31, 2009 Restated	March 31, 2008 As originally stated	March 31, 2008 Adjustment	March 31, 2008 Restated
Cash in Bank	$7,057		$7,057	$20,791		$20,791
Marketable Securities	62,400		62,400	44,080		44,080
Accounts Receivable – Factored	318,433		318,433	718,675		718,675
Accounts Receivable-Non Factored (Net)	315,854		315,854	75,940		75,940
Inventory	134,945		134,945	171,815		171,815
Prepaid Expenses	17,488		17,488	29,413		29,413
Total Current Assets	856,177		856,177	1,060,714		1,060,714
Fixed Assets – Net	21,711		21,711	149,133		149,133

Deposits	-		-	3,335		3,335
Total Other Assets	-		-	3,335		3,335

Total Assets	$877,888		$877,888	$1,213,182		$1,213,182

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts Payable and Accrued Expenses	$1,744,568		$1,744,568	$1,225,395		$1,225,395
Factoring Line of Credit	316,781		316,781	706,935		706,935
Notes Payable	60,000		60,000	100,000		100,000
Shareholder Loans	-	2,084,488(a)	2,084,488	-	1,982,657(a)	1,982,657
Capital Lease Obligation	2,849		2,849	12,065		12,065
Total Current Liabilities	2,124,198		4,208,686	2,044,395		4,027,052
Non-Current Liabilities:
Note Payable	30,000		30,000	-		-
Shareholder Loans	2,084,488	(2,084,488) (a)	-	1,982,657	(1,982,657) (a)	-
Capital Lease Obligation	-		-	986		986
Interest Payable	335,830		335,830	218,289		218,289

Total Long Term Liabilities	2,450,318		365,830	2,201,932		219,275

TOTAL LIABILITIES	4,574,516		4,574,516	4,246,327		4,246,327

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2009 and March 31, 2008	528	(527)(b)	1	528	(527) (b)	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 10,777,800 and 32,398 shares issued and outstanding as of March 31, 2009 and March 31, 2008	1,078		1,078	3		3
Additional Paid-In Capital	3,966,611	492,757(c)	4,459,368	3,805,768	270,407(c)	4,076,175
Treasury Stock	(100,000)	100,000(c)	-	(100,000)	100,000(c)	-
Retained Deficit	(7,564,845)	(592,230) (c)	(8,157,075)	(6,739,444)	(369,880) (c)	(7,109,324)
Total Stockholders’ Deficit	(3,696,628)		(3,696,628)	(3,033,145)		(3,033,145)
Total Liabilities and Stockholders' Deficit	$877,888		$877,888	$1,213,182		$1,213,182

(a)

To reclassify shareholder debt as current.

(b)

To properly state the par value of the preferred stock issued.

(c) To adjust for the repurchase of common stock and the value of shares issued for services rendered.

(d) DIAMOND RANCH FOODS, LTD
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

DIAMOND RANCH FOODS, LTD
STATEMENTS OF EQUITY
RESTATED

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, April 1, 2007	-	$-	34,448	$3	3,944,276	$(4,845,434)	$(901,155)
Shares repurchased	-	-	(2,125)	-	(400,000)	-	(400,000)
Shares issued for services	-	-	75	-	3,500	-	3,500
Preferred shares issued for marketable securities	5,284	1	-	-	528,399	-	528,400
Net Loss	-	-	-	-	-	(2,263,890)	(2,263,890)
Balance March 31, 2008	5,284	1	32,398	3	4,076,175	(7,109,324)	(3,033,145)
Shares cancelled	-	-	(500)	-	(100,000)	-	(100,000)
Shares for services	-	-	902	-	750	-	750
Contribution of debt	-	-	-	-	53,718	-	53,718
Shares issued for services	-	-	10,745,000	1,075	428,725	-	429,800
Net Loss	-	-	-	-	-	(1,047,751)	(1,047,751)
Balance March 31, 2009	5,284	$1	10,777,800	$1,078	$4,459,368	$(8,157,075)	$(3,696,628)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2009 As originally stated	For the year ended March 31,2009 Adjustment	For the year ended March 31,2009 Restated	For the year ended March 31, 2008 As originally stated	For the year ended March 31, 2008 Adjustment	For the year ended March 31, 2008 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (825,401)	$ (222,350)	$ (1,047,751)	$ (1,894,010)	$ (369,880)	$ (2,263,890)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	40,179		40,179	72,257		72,257
Other comprehensive loss				360,745		360,745
(Increase) Decrease in Inventory	36,870		36,870	(50,029)		(50,029)
(Increase) Decrease in Accounts Receivable	160,328		160,328	465,937		465,937
(Increase) Decrease in Deposits and Prepaids	15,260		15,260	172,940		172,940
Stock Issued in Exchange for Services	108,200	322,350(a)	430,550	3,500		3,500
(Decrease) Increase in Accounts Payable and Accrued Expenses	519,173		519,173	426,641		426,641
Interest Payable	117,541		117,541	-		-

Net Cash Used in Operating Activities	172,150	100,000	272,150	(442,019)	(369,880)	(811,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of Marketable Securities	(18,320)		(18,320)	1,276,610	528,400(c)	1,805,010
Equipment	87,243		87,243	(3,006)		(3,006)

Net Cash Used in Investing Activities	68,923		68,923	1,273,604	528,400	1,802,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	(10,202)		(10,202)	(5,091)		(5,091)
Factoring Payable	(390,154)		(390,154)	(210,991)		(210,991)
Shareholder Loans	101,831		101,831	348,789		348,789
Payments on Notes Payable	(10,000)		(10,000)	-		-
Payments on Related Party Debt	-		-	(209,000)		(209,000)
Contribution of Capital from Stockholders	53,718		53,718	-		-
Bank Overdraft	-		-	(493,021)		(493,021)
Repurchase of common stock shares	-	(100,000) (b)	(100,000)	(400,000)		(400,000)

Net Cash Used in Financing Activities	(254,807)	(100,000)	(354,807)	(810,794)	(158,520)	(969,314)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,734)		(13,734)	20,791		20,791
Cash and Cash Equivalents at Beginning of Period	20,791		20,791	-		-

Cash and Cash Equivalents at End of Period	7,057		7,057	20,791		20,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -		$ -	$ -		$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ 108,200		$ 108,200	$ 3,500		$ 3,500
Stock issued for marketable securities	$ -		$ -	$ -	$ 528,400	$ 528,400

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

DIAMOND RANCH FOODS, LTD.
 (Registrant)

July 13, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 13, 2010

 /s/ Louis Vucci, Jr.
 Louis Vucci, Jr., Chief Executive Officer (Principal Executive Officer,) and Director

Date: July 13, 2010         /s/ Philip Serlin

 Philip Serlin, Director

Date:  July 13, 2010

 /s/ Victor Petrone
 Victor Petrone
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)