Form 10-Q
period 2010-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-08-16
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2010, the issuer had 11,290,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD BALANCE SHEETS
	(unaudited) June 30, 2010	March 31, 2010
ASSETS Current Assets
Cash in Bank:	$24,908	$7,434
Marketable Securities	-	22,000
Accounts Receivable – Factored	338,586	422,406
Accounts Receivable-Non Factored (Net)	694,688	760,874
Inventory	144,177	231,398
Prepaid Expenses	15,748	2,734
Total Current Assets	1,218,107	1,446,846
Fixed Assets – Net	262,721	281,021
Total Assets	$1,480,828	$1,727,867

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$40,198	$48,660
Accounts Payable and Accrued Expenses	1,036,238	973,574
Accounts payable – Related party	1,874,408	1,874,408
Factoring Line of Credit	310,117	379,465
Advances from related party	39,845	-
Shareholder Loans	2,526,887	2,526,887
Interest payable	446,942	425,689
Total Current Liabilities	6,274,635	6,228,683

TOTAL LIABILITIES	6,274,635	6,228,683

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of June 30, 2009 and March 31, 2009	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,290,300 and 11,290,300 shares issued and outstanding as of June 30, 2010 and March 31, 2010	1,129	1,129
Additional Paid-In Capital	4,484,942	4,484,942
Retained (Deficit)	(9,279,879)	(8,986,898)
Total Stockholders’ (Deficit)	(4,793,807)	(4,500,826)
Total Liabilities and Stockholders' Deficit	$1,148,828	$1,727,857
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three months ended
	June 30,

	2010	2009

Revenues	$2,209,842	$1,736,906
Cost of Goods Sold	1,853,915	1,380,724

Gross Profit	355,927	356,182

Expenses:
Payroll	213,484	176,095
Factoring Fee	15,206	15,299
Rent Expense	69,601	53,936
Depreciation & Amortization	18,880	2,870
General & Administrative	177,835	152,189
Sales Commission	131,796	80,728

Total Expenses	626,802	481,117

Operating Income (Loss)	(270,875)	(124,935)
Interest Expense	(21,263)	(33,666)
Other Income (expense)	(843)	-

Net Income (Loss)	$(292,981)	$(158,601)

Basic & diluted loss per share	$(0.03)	$(0.01)

Weighted Avg. Shares Outstanding	11,290,300	10,777,800

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (292,981)	$ (158,601)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	18,880	2,870
Loss on sale of available for sale securities	843	-
(Increase) Decrease in Inventory	87,221	5
(Increase) Decrease in Accounts Receivable	150,006	(206,128)
(Increase) Decrease in Deposits and Prepaids	(13,014)	8,744
Realized loss on securities
(Decrease) Increase in Accounts Payable and Accrued Expenses	62,664	123,584
(Decrease) Increase in Interest Payable	21,253	26,072

Net Cash Used in Operating Activities	34,872	(187,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	21,157	35,179
Purchase of Equipment/Sale	(580)	-

Net Cash Used in Investing Activities	20,577	35,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(8,462)	-
Payments on Capital Lease Obligation	-	(2,849)
Factoring Payable	(69,348)	189,634
Shareholder and Related Party Debt	39,845	6,567
Payments on Notes Payable	-	(20,000)

Net Cash Provided by Financing Activities	(37,965)	173,352

Net (Decrease) Increase in Cash and Cash Equivalents	17,474	20,840
Cash and Cash Equivalents at Beginning of Period	7,434	7,057
Cash and Cash Equivalents at End of Period	24,908	27,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
 NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

The Company incurred an operating loss of $270,875 for the three months ended June 30, 2010 and has a stockholders deficit of $4,793,807.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $292,981 for the three months ended June 30, 2010, and have a working capital deficiency of $5,056,528 as of June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2010 depreciation is computed as follows:

				Accumulated
	Cost	Method	Life	Depreciation	Net

Property and Equipment	592,480	Straight Line	3-5 Years	329,759	262,721
	592,480			$ 329,759	$ 262,721

Total depreciation expense for the three months ended June 30, 2010 was $20,628.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2010 and 2009.

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

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

  FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

  FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

  FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.  The Company does not anticipate that the adoption of this standard will have an effect on its financial reporting.

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

At March 31, 2010 the company held securities in a publicly traded company valued at $22,000, consisting of 2,000,000 shares valued at market of.011 cents per share. During the three months ended June 30, 2010, the company sold the remaining 2,000,000 shares for total proceeds of $21,157.

NOTE 4 - INCOME TAXES

As of March 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,000,000 to be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2010

Net Operating Losses	$2,790,000
Depreciation	-
Valuation Allowance	(2,790,000)
$-

he Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

These factoring lines of credit have been treated as a secured financing arrangement. As of June 30, 2010 the company had factored receivables in the amount of $338,586 and recorded a liability of $310,117.   Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 7 – LOANS PAYABLE

As of June 30, 2010, the Company has an outstanding note payable to a shareholder in the amount of $2,526,887. The note payable bears interest at the rate of five percent (5%) per annum and both principal and interest are due on the maturity date of the note payable, September 30, 2010.  The Company has accrued approximately $446,942 in interest on this note at June 30, 2010.

In February 2009, the Company entered into an amendment to a September 2006 agreement was entered into whereby the Company had received $100,000 for a note indicating repayments starting February 2009 of $5,000 per month. As of June 30, 2010 $30,000 had been repaid.

NOTE 8-SIGNIFICANT VENDOR

At June 30, 2010 the Company was indebted to a vendor representing 90% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

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

SALES

Our revenues from operations for the three months ended June 30, 2010 were $2,209,842 compared to the same period of 2009 which were $1,736,906, an increase of $472,936 or 21.4%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2010 was $1,853,915, generating a gross profit of $355,927 or 19.2%.

Our cost of sales for the three months ended June 30, 2009 was $1,380,724 generating a gross profit of $356,182, or 25.8%.

We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2010 was $213,484, which was an increase of $37,389 over the amount of $176,095 for the three months ended June 30, 2009. This increase was mostly attributable to the increase in size of our workforce.

Our Rent expenses for the three months ended June 30, 2010 was $69,601, which was a decrease of $15,665 over the amount of $53,936 for the three months ended June 30, 2009. This increase was mostly attributable to the increase in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2010 was $131,796, which was an increase of $51,068 over the amount of $80,728 for the three months ended June 30, 2009.   This increase is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended June 30, 2010 increased to $177,835 from $152,189. The increase was attributable to higher truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended June 30, 2010; the Company's cash from operating activities totaled $34,872, cash used in investing activities was $20,577 and cash used by financing activities was $37,965.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the three months ended June 30, 2010 as compared to the losses for the three months ended June 30, 2009. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2010 was $829,823 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

Doubt as to Ability to Continue as Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $292,981 for the three months ended June 30, 2010, and have a working capital deficiency of $5,056,528 as of June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional working capital, either through the sale of equity shares or increased revenues from operations, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our March 31, 2010 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

None during the quarterly reporting period ended June 30, 2010.

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

Diamond Ranch Foods, Ltd.
(Registrant)

Date: August 16, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer)
Date: August 16, 2010	By: /s/ Victor Petrone Victor Petrone, Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)