Form 10-Q
period 2010-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2010-11-19
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 16, 2010, the issuer had 11,290,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD BALANCE SHEETS
	September 30, 2010 (unaudited)	March 31, 2010
ASSETS Current Assets:
Cash	$23	$7,424
Marketable Securities	-	22,000
Accounts Receivable, net	865,895	1,183,280
Inventory	143,963	231,398
Other Current Assets	15,580	2,734
Total Current Assets	1,025,461	1,446,846
Fixed Assets – Net	269,584	281,021
Total Assets	$1,295,045	$1,727,857

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft	$-	$48,660
Accounts Payable and Accrued Expenses	1,172,957	1,353,039
Related Party Payable	1,895,759	1,874,408
Shareholder Loans	2,581,844	2,526,887
Interest payable	468,204	425,689
Total Current Liabilities	6,118,764	6,228,683

TOTAL LIABILITIES	6,118,764	6,228,683

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and 5,284 outstanding as of September 30, 2010 and March 31, 2010	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,290,300 and 11,290,300 shares issued and outstanding as of September 30, 2010 and March 31, 2010	1,129	1,129
Additional Paid-In Capital	4,375,115	4,484,942
Retained (Deficit)	(9,199,964)	(8,986,898)
Total Stockholders’ (Deficit)	(4,823,719)	(4,500,826)

Total Liabilities and Stockholders' Deficit	$1,295,045	$1,727,857
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$1,928,835	$1,866,576	$4,138,677	$3,602,482
Cost of Goods Sold	1,354,887	1,507,725	3,208,802	2,887,449

Gross Profit	573,948	358,851	929,875	715,033

Expenses:
Payroll	210,178	160,815	427,403	336,910
Factoring Fee	1,440	18,307	16,646	33,606
Rent Expense	38,723	64,717	78,165	118,653
Depreciation & Amortization	2,707	2,807	21,587	5,740
General & Administrative	191,742	175,051	395,994	327,175
Sales Commission	127,790	70,674	259,587	151,402

Total Expenses	572,580	492,371	1,199,382	973,486

Operating Income (Loss)	1,368	(133,520)	(269,507)	(258,453)

Interest Expense	(21,263)	(40,404)	(42,525)	(74,070)
Gain on sale of marketable securities	-	83,972	-	83,972
Gain on forgiveness of debt	55,000	-	55,000	-
Other Income	44,808		43,964	3

Net Income (Loss)	$79,913	$(89,952)	$(213,068)	$(248,548)

Basic & diluted loss per share	$0.01	$(0.01)	$(0.02)	$(0.02)

Weighted Avg. Shares Outstanding	11,290,300	10,777,800	11,290,300	10,777,800

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Six months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (213,068)	$ (248,548)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and Amortization	21,587	5,740
Loss on sale of available for sale securities	-	(30,825)
Gain on forgiveness of debt	(55,000)	-
(Increase) Decrease in Inventory	87,435	(21,938)
(Increase) Decrease in Accounts Receivable	317,385	(188,377)
(Increase) Decrease in Deposits and Prepaid Expenses	(12,846)	8,744
(Decrease) Increase in Accounts Payable and Accrued Expenses	(180,082)	321,602
Increase in Related Party Payable	21,351	-
Increase in Interest Payable	42,515	47,335

Net Cash Provided by (Used in) Operating Activities	29,277	(106,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	22,000	74,606
Purchase of Equipment	(10,150)	(176)

Net Cash Provided by (Used in) Investing Activities	11,850	74,430

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	(48,660)	8,973
Payments on Capital Lease Obligation	-	(2,849)
Factoring Payable	-	104,463
Related Party Borrowings	125,000	(8,434)
Repurchase of Shares	(125,000)
Payments on Notes Payable	-	(20,000)

Net Cash Provided by (Used in) Financing Activities	(48,660)	82,153

Net (Decrease) Increase in Cash and Cash Equivalents	(7,411)	50,316
Cash and Cash Equivalents at Beginning of Period	7,434	7,057
Cash and Cash Equivalents at End of Period	23	57,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 26,735

Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Basis of presentation

The accompanying unaudited financial statements as of September 30, 2010 and for the six month periods ended September 30, 2010 and 2009 have been prepared by Diamond Ranch, Ltd. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2010 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2011.

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

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. There were no cash equivalents outstanding as of September 30, 2010 and September 30, 2009, respectively.

Revenue recognition

The Company derives its revenue from the sale of meat and associated grocery products.  Revenue is recognized when earned; as such policy complies with the following criteria: (i) persuasive evidence of a sales contract exists; (ii) the product has been shipped or delivered; (iii) the sales amount is fixed and determinable, and (iv) collectability is reasonably assured.   In the event that a customer pays up front, deferred revenue is recognized for the amount of the payment in excess of the revenue earned.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company’s customers are located in the Eastern United States; however, no single customer accounts for more than ten percent of total sales.

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  Total depreciation expense for the three months ended September 30, 2010 was $2,707 as compared to $2,807 for the three months ended September 30, 2009 and for the six months ended September 30, 2010 depreciation expense was $21,587 as compared to $5,740 for the six months ended September 30, 2009.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of September 30, 2010 and March 31, 2010.

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

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  As of September 30, 2010 and March 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Financial Instruments

Current accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of financial instruments as follows:

●	Level 1.	Observable inputs such as quoted market prices in active markets.

●	Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
●	Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of September 30, 2010 and March 31, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

At March 31, 2010 the Company held securities in a publicly traded company valued at $22,000, consisting of 2,000,000 shares valued at market of $0.011 cents per share. During the six months ended September 30, 2010, the Company sold the remaining 2,000,000 shares for total proceeds of $22,000. As the total proceeds equaled the Company’s basis in the securities, no gain or loss on the sale has been recorded.

NOTE 4 - OPERATING LEASE COMMITMENTS

The Company’s operating facility consists of approximately 3,500 sq. ft. The Company leases the space on a month-to-month basis at $9,000 per month.

The Company also leases space on a month-to-month basis for truck and equipment rental on an as needed basis.

NOTE 5 – FACTORING LINE OF CREDIT

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

These factoring lines of credit have been included in Accounts Payable. As of September 30, 2010 the company had recorded a liability of $118,758 representing the net factored Accounts Receivable that had not been collected.   Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 6 – RELATED PARTY TRANSACTIONS

 As of September 30, 2010, the Company has multiple outstanding notes payable to a shareholder totaling $2,581,844. The notes payable bear interest at rates ranging from five to six percent (5-6%) per annum and both principal and interest are due on the maturity dates of the notes payable, which range from three to five years.  Of the total balance, $946,000 have reached maturity as of September 30, 2010, the remaining notes becoming due periodically through August 2013.  The shareholder has not called for payment on the matured notes and had not given a notice of default.  The Company has accrued approximately $468,204 in interest on this note at September 30, 2010.  During the quarter ended September 30, 2010, the Company borrowed $125,000 from a shareholder to satisfy the stock buyback settlement reached with certain shareholders of the Company (see Note 8).  The Company also recorded an increase in paid-in capital of $15,000 resulting from the forgiveness of debt to the same related party.  An additional $55,000 in debt forgiveness was recorded as Other Income resulting from the settlement of a convertible debenture payable to an unrelated party.

The Company purchases a significant amount of inventory from a company controlled by a shareholder of Diamond Ranch.  As of September 30, 2010, the amount due to this vendor was $1,895,759.

NOTE 7 – SIGNIFICANT VENDOR

At September 30, 2010 the Company was indebted to a related party vendor representing 63% of the total payables (See Note 6). While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 8 – SIGNIFICANT EVENT

In March of 2009 the Company received a petition for involuntary bankruptcy by five disgruntled former affiliates of The Company to extract value for stock they held in the company in excess of its fair market value.  Federal bankruptcy laws permit a small number of bona fide creditors of a company to petition for involuntary relief under the Bankruptcy Code.  These former affiliates attempted to utilize those laws to compel the company to pay this value.

The Company defended that effort, as it owed no debt to these individuals and thus they did not qualify as petitioning creditors under bankruptcy laws. In addition, the Company filed claims against the former affiliates for abuse of the bankruptcy laws and sought damages from them in excess of $8 million.  Due to the seriousness of the Company’s allegations, the Bankruptcy Court scheduled a full evidentiary hearing on the company’s claims, which commenced a protracted and expensive litigation.

Despite the merits and strength of its claims, the Company determined that continuation of the lawsuit against the petitioners was impracticable due to two factors:  (i) the expense of continuing the litigation; and (ii) the likelihood that the Company would realize very little if it was successful (given the low net-value of the petitioners).

Thus, in an effort to continue focusing on the growth of its business, the Company agreed to settle with the petitioners, pursuant to which settlement the Company agreed to dismiss its lawsuit provided that the petitioners relinquished and canceled their stock holdings in the company, and the petitioners agreed to dismiss their involuntary petition for relief under the Bankruptcy Code provided that they recovered their legal fees - which aggregated approximately $125,000.  The Company agreed to the terms and is currently paying the settlement amount in monthly installments over a 12 month period so as not adversely affect the Company’s cash flow. The Company recorded the payment of the $125,000 as a reduction in Paid-in Capital as the result was a cancellation of previously issued shares.  As of September 30, 2010, the total amount had been paid in full and the shares were returned and cancelled.

The settlement was consummated on or about September 29, 2009, on which date the Bankruptcy Court entered an Order dismissing the involuntary petition.  Notably, throughout the proceeding, no Order was ever entered declaring the Company bankrupt, no court ever determined that the Company was eligible or suitable for a bankruptcy case under any chapter of the Bankruptcy Code, and no creditors or any other parties, other than the disgruntled former affiliates, ever joined in the proceedings or sought any relief from the Bankruptcy Court.

NOTE 9 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

SALES

Our revenues from operations for the three months ended September 30, 2010 were $1,928,835 compared to the same period of 2009 which were $1,866,576, an increase of $62,259 or 3.30%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

Our revenues from operations for the six months ended September 30, 2010 were $4,138,677 compared to the same period of 2009 which were $3,602,482, an increase of $536,195 or 14.8%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended September 30, 2010 was $1,354,887, generating a gross profit of $573,948, or 29.75%.

Our cost of sales for the three months ended September 30, 2009 was $1,507,725 generating a gross profit of $358,851, or 19.22%.

Our cost of sales for the six months ended September 30, 2010 was $3,208,802, generating a gross profit of $929,875, or 22.4%.

Our cost of sales for the six months ended September 30, 2009 was $2,887,449 generating a gross profit of $715,033, or 19.84%.

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

EXPENSES

Our Payroll expenses for the three months ended September 30, 2010 was $210,178, which was an increase of $49,363 over the amount of $160,815 for the three months ended September 30, 2009.  Our Payroll expenses for the six months ended September 30, 2010 was $427,403, which was an increase of $90,493 over the amount of $336,910 for the six months ended September 30, 2009.This increase was mostly attributable to the increase in size of our workforce.

Our Rent expenses for the three months ended September 30, 2010 was $38,723, which was a decrease of $25,994 over the amount of $64,717 for the three months ended September 30, 2009. Our Rent expenses for the six months ended September 30, 2010 was $78,165, which was a decrease of $40,488 over the amount of $118,653 for the six months ended September 30, 2009. This decrease was mostly attributable to the decrease in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended September 30, 2010 was $127,790, which was an increase from $70,674 over the amount for the three months ended September 30, 2009.   Our Sales Commission for the six months ended September 30, 2010 was $259,587, which was an increase from $151,402 over the amount for the six months ended September 30, 2009. This increase is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended September 30, 2010 increased to $191,742 from $175,051.   Our General and Administrative expenses during the six months ended September 30, 2010 increased to $395,994 from $327,175 or $68,819.  The increase was attributable to higher truck and maintenance costs, insurance, travel, union fees, office expenses and professional.

LIQUIDITY AND CAPITAL RESOURCES

For the Six-Months ended September 30, 2010; the Company's cash provided for operating activities totaled $29,277, cash provided by investing activities was $11,850 and cash used in financing activities was $48,660.

For the Six-Months ended September 30, 2009; the Company's cash used in operating activities totaled $106,267, cash provided by investing activities was $74,430 and cash provided by financing activities was $82,153.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the six months ended September 30, 2010 as compared to the losses for the six months ended September 30, 2009. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

SALES AND COLLECTION PROCEDURES

We retained the services of Agricap to act as our invoice factoring company for 40% of our transactions during the period ended September 30, 2010. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send Agricap all of our sales invoices and receive an 80% cash advance of the invoice amount. The balance, less their service fee, is paid when the customer makes payment directly to them. Ultimately the Company’s intention would be to handle 100% of all invoice transactions without any outsourcing involved.

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

Revenue recognition

The Company derives its revenue from the sale of meat and associated grocery products.  Revenue is recognized when earned; as such policy complies with the following criteria: (i) persuasive evidence of a sales contract exists; (ii) the product has been shipped or delivered; (iii) the sales amount is fixed and determinable, and (iv) collectability is reasonably assured.   In the event that a customer pays up front, deferred revenue is recognized for the amount of the payment in excess of the revenue earned.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  As of September 30, 2010 and March 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2010 was $ 829,823and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Louis Vucci, Jr., the Company’s Chief Executive Officer (“CEO”) and Victor Petrone, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended September 30, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to our untimely filing of our required periodic reports. The Company’s Board of Directors and executive officers have reviewed the disclosure and filing requirements of the Securities Act of 1934, as amended, and intend on hiring an additional consultant to assist with ensuring that future disclosures are filed accurately and in a timely manner.  Should any future 1934 Act filings be late or omitted, the Company will note such weakness in its annual filings and provide additional corrective measures.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

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

Diamond Ranch Foods, Ltd.
(Registrant)

Date: November 18, 2010	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer)
Date: November 18, 2010	By: /s/ Victor Petrone Victor Petrone, Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)