Form 10-Q
period 2010-12-31
Diamond Ranch Foods, Ltd., NEW
filed 2011-02-08
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 1, 2011, the issuer had 11,290,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD BALANCE SHEETS
	December 31, 2010 (unaudited)	March 31, 2010
ASSETS Current Asset:
Cash	$18,955	$7,434
Marketable Securities	-	22,000
Accounts Receivable, net	806,895	1,183,280
Inventory	137,178	231,398
Other Current Assets	16,598	2,734
Total Current Assets	979,626	1,446,846
Fixed Assets – Net	269,896	281,021
Total Assets	$1,249,522	$1,727,867

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$87,814	$48,660
Accounts Payable and Accrued Expenses	921,995	1,353,049
Related Party Payable	1,972,525	1,874,408
Shareholder Loans	2,581,844	2,526,887
Interest payable	489,467	425,689
Total Current Liabilities	6,053,645	6,228,693

TOTAL LIABILITIES	6,053,645	6,228,693

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284,000 shares issued and 5,284,000 outstanding as of December 31, 2010 and March 31, 2010	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,290,300 and 11,290,300 shares issued and outstanding as of December 31, 2010 and March 31, 2010	1,129	1,129
Additional Paid-In Capital	4,375,115	4,484,942
Retained Deficit	(9,180,368)	(8,986,898)
Total Stockholders’ Deficit	(4,804,123)	(4,500,826)
Total Liabilities and Stockholders' Deficit	$1,249,522	$1,727,867
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Revenues	$1,756,105	$2,111,288	$5,894,709	$5,713,770
Cost of Goods Sold	1,158,365	1,693,950	4,368,179	4,581,399

Gross Profit	597,740	417,338	1,526,530	1,132,371

Expenses:
Payroll	198,590	182,932	639,303	519,842
Factoring Fee	4,807	27,468	21,453	61,074
Rent Expense	38,499	41,129	116,664	159,782
Depreciation & Amortization	-	2,870	21,587	8,610
General & Administrative	182,014	198,869	564,526	526,046
Sales Commission	110,973	111,621	370,559	263,023

Total Expenses	534,883	564,889	1,734,092	1,538,377

Operating Income (Loss)	62,857	(147,551)	(207,562)	(406,006)

Interest Expense	(21,263)	(33,782)	(63,788)	(107,852)
Other Income (Expense)	(21,088)	-	77,877	83,975

Net Income (Loss)	$20,506	$(181,333)	$(193,473)	$(429,883)

Basic & diluted loss per share	$0.00	$(0.02)	$(0.02)	$(0.05)

Weighted Avg. Shares Outstanding	11,290,300	10,777,800	11,290,300	10,777,800
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the nine months ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)	$ (193,473)	$(429,883)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and Amortization	21,587	8,610
Gain on forgiveness of debt	(55,000)	-
Gain on sale of marketable securities	-	(83,972)
(Increase) Decrease in Inventory	94,220	(27,595)
(Increase) Decrease in Accounts Receivable	376,385	(113,504)
(Increase) Decrease in Deposits and Prepaid Expenses	(13,864)	8,744
(Decrease) Increase in Accounts Payable and Accrued Expenses	(332,937)	622,192
(Decrease) Increase in Interest Payable	63,778	68,597
Net Cash Provided by Operating Activities	(39,304)	53,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	22,000	83,972
Changes in marketable securities	-	(4,800)
Sale (Purchase) of Equipment	(10,462)	(270,248)
Net Cash Used in Investing Activities	11,538	(191,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Lease Obligation	-	(2,849)
Factoring Payable	-	161,105
Bank Overdraft	39,157	6,500
Shareholder and Related Party Debt	125,130	52,066
Repurchase of shares	(125,000)	-
Payments on Notes Payable	-	(20,000)
Net Cash Provided (Used) by Financing Activities	39,287	196,822

Net (Decrease) Increase in Cash and Cash Equivalents	11,521	58,935
Cash and Cash Equivalents at Beginning of Period	7,434	7,057
Cash and Cash Equivalents at End of Period	18,955	65,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 39,255
Taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ -	$ 108,200
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH, LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2010, and the results of operations and cash flows for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010, audited financial statements.  The results of operations for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of December 31, 2010 and 2009.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of December 31, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

  FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.The adoption of this standard did not have an effect on the Company’s financial reporting.
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

NOTE 3 - MARKETABLE SECURITIES

At March 31, 2010 the company held securities in a publicly traded company valued at $22,000, consisting of 2,000,000 shares valued at market of $0.011 cents per share. During the nine months ended December 31, 2010, the company sold the remaining 2,000,000 shares for total proceeds of $22,000.  As the total proceeds equaled the Company’s basis in the securities, no gain or loss on the sale has been recorded.

NOTE 4 - OPERATING LEASE COMMITMENTS

The Companies operating facility consists of approximately 3,500 sq. ft. The Company leases the space on a month-to-month basis at $9,000 per month.

The Company also leases space on a month-to-month basis for truck and equipment rental on an as needed basis.

NOTE 5– FACTORING LINE OF CREDIT

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

These factoring lines of credit have been included in Accounts Payable. As of December 31, 2010 the company did not have any factored Accounts Receivable that had not been collected.  Discounts provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company has multiple outstanding notes payable to a shareholder totaling $2,581,844. The notes payable were issued withinterest rates ranging from five to six percent (5-6%) per annum and both principal and interest are due on the maturity dates of the notes payable, which range from three to five years.  Of the total balance, $946,000 previously reached maturity and, together with the remaining notes, have been renegotiated in to remove the default and set the interest rate at 3%. The Company has accrued approximately $489,467 in interest on this note at December 31, 2010.  During the nine months ended December 31, 2010, the Company borrowed $125,000 from a shareholder to satisfy the stock buyback settlement reached with certain shareholders of the company (see Note 8).  During the nine months ended December 31, 2010, this same related party forgave $15,000 in convertible debt which has been recorded as an increase in paid-in-capital.

The Company purchases a significant amount of inventory from a company controlled by a shareholder of Diamond Ranch.  As of December 31, 2010, the amount due to this vendor was $1,972,525.

NOTE 7 – SIGNIFICANT VENDOR

At December 31, 2011 the Company was indebted to a related party vendor representing 67% of the total payables. While the Company can if needed replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 8 – OTHER INCOME & EXPENSE

During the nine months ended December 31, 2010, the Company recorded $55,000 in debt forgiveness as Other Income resulting from the settlement of a convertible debenture payable to an unrelated party.  Also included in Other Income and Expense is $21,088 in bad debt expense and $43,965 in Other Income generated from the collection of receivables previously written off.

NOTE 9 - SIGNIFICANT EVENT

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

Thus, in an effort to continue focusing on the growth of its business, the Company agreed to settle with the petitioners, pursuant to which settlement the company agreed to dismiss its lawsuit provided that the petitioners relinquished and canceled their stock holdings in the company, and the petitioners agreed to dismiss their involuntary petition for relief under the Bankruptcy Code provided that they recovered their legal fees - which aggregated approximately $125,000.  The Company agreed to the terms and is currently paying the settlement amount in monthly installments over a 12 month period so as not adversely affect the company’s cash flow. The Company recorded the payment of the $125,000 as a reduction in Paid-in Capital as the result was a cancellation of previously issued shares.  As of December 30, 2010, the total amount had been paid in full and the shares were returned and cancelled.

The settlement was consummated in or about September 29, 2009, on which date the Bankruptcy Court entered an Order dismissing the involuntary petition.  Notably, throughout the proceeding, no Order was ever entered declaring the Company a bankrupt, no court ever determined that the Company was eligible or suitable for a bankruptcy case under any chapter of the Bankruptcy Code, and no creditors or any other parties, other than the disgruntled former affiliates, ever joined in the proceedings or sought any relief from the Bankruptcy Court.

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

SALES

Our revenues from operations for the three months ended December 31, 2010 were $1,756,105 compared to the same period of 2009 which were $2,111,288, a decrease of $355,183 or 18.4%. The decline in revenues is attributed to a decline inthe sales of our meat products and services.

Our revenues from operations for the nine months ended December 31, 2010 were $5,894,709 compared to the same period of 2009 which were $5,713,770, an increase of $108,939 or 1.9%. The increase which was anticipated was the result of the company’s commitment to opening new accounts. The sales were generated from the sale of our meat products and services.

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

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended December 31, 2010 was $1,158,365, generating a gross profit of $597,740, or 34.04%.

Our cost of sales for the three months ended December 31, 2009 was $1,693,950 generating a gross profit of $417,338, or 19.77%.

Our cost of sales for the nine months ended December 31, 2010 was $4,368,179, generating a gross profit of $1,526,530, or 25.90%.

Our cost of sales for the nine months ended December 31, 2009 was $4,581,399 generating a gross profit of $1,132,371, or 19.82%.

The reason for the increasein gross profit was the result of the company’s commitment to opening new accounts. We believe we will continue to increase our margins.

We will continue to grow through increased sales efforts made by our management team using standard marketing procedures, such as in-person sales visits and demonstrations and "warm" referrals through existing clientele.

EXPENSES

Our Payroll expenses for the three months ended December 31, 2010 was $198,590, which was an increase of $15,658 over the amount of $182,932 for the three months ended December 31, 2009.  Our Payroll expenses for the nine months ended December 31, 2010 was $639,303, which was an increase of $119,461 over the amount of $519,842 for the nine months ended December 31, 2009. This increase was mostly attributable to the increase in size of our workforce.

Our Rent expenses for the three months ended December 31, 2010 was $38,499, which was a decrease of $2,630 over the amount of $41,129 for the three months ended December 31, 2009. Our Rent expenses for the nine months ended December 31, 2010 was $116,664, which was a decrease of $43,118 over the amount of $159,782 for the nine months ended December 31, 2009. This decrease was mostly attributable to the decrease in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended December 31, 2010 was $110,973, which was a decrease from $111,621 over the amount for the three months ended December 31, 2009.   Our Sales Commission for the nine months ended December 31, 2010 was $370,559, which was an increase from $263,023 over the amount for the nine months ended December 31, 2009. The nine month period increase is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended December 31, 2010 decreased to $182,014 from $198,869.   Our General and Administrative expenses during the nine months ended December 31, 2010 increased to $564,526 from $526,046 or $38,480.  The increasewas attributable to increased contract labor costs, credit card transaction fees, and increase cellular usage.

LIQUIDITY AND CAPITAL RESOURCES

For the Nine-Months ended December 31, 2010; the Company's cash used in operating activities totaled $39,304, cash provided by investing activities was $11,538 and cash provided by financing activities was $39,287.

For the Nine-Months ended December 31, 2009; the Company's cash provided for operating activities totaled $53,189, cash used in investing activities totaled $191,076, and cash provided by financing activities was $196,822.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the nine months ended December 31, 2010 as compared to the losses for the nine months ended December 31, 2009. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

SALES AND COLLECTION PROCEDURES

We retained the services of Agricap to act as our invoice factoring company for 40% of our transactions during the nine ended December 31, 2010. They fully manage our sales ledger and provide us with credit control and collection services of all our outstanding debts. We send Agricap all of our sales invoices and receive an 80% cash advance of the invoice amount. The balance, less their service fee, is paid when the customer makes payment directly to them. Ultimately the Company’s intention would be to handle 100% of all invoice transactions without any outsourcing involved.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2010 was $829,823and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Diamond Ranch Foods, Ltd.
(Registrant)

Date: February 4, 2011	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer)
Date: February 4, 2011	By: /s/ Victor Petrone Victor Petrone, Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)