Form 10-K
period 2011-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2011-07-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2010:  $13,755,159.

As of July 11, 2011, the registrant had 11,415,300 outstanding shares of Common Stock.

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

2.) RISK OF DEPENDENCE ON KEY PERSONNEL.

The Company is dependent on its present officer and directors, primarily Louis Vucci Jr., Director and CEO. The success of the company is dependent on Mr. Vucci and his management team. Should one or more of these individuals cease to be affiliated with the Company before acceptable replacements are found, there could be a material adverse effect on the Company's business and prospects. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the meat, poultry, and food businesses.

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

6.) RISK OF FUTURE DILUTION

There are 11,290,300 shares of our common stock issued and outstanding as of March 31, 2011. All of our common stock is freely tradable except for shares beneficially owned by our "affiliates." We cannot be sure what effect, if any, future sales of our common stock, whether or not those sales come from the issuance, for sale, of additional shares or from stock owned by affiliates becoming free trading. Shareholders will experience dilution if the acquisition price per share is higher than the net tangible book value per share.

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

ITEM 1 B. UNRESOLVED STAFFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease our operating facility from a private company on a month-to-month basis for $9,000 per month. The facility consists of 4,000 sq. ft. with two (2) loading docks on the plant and a separate poultry section.

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

ITEM 4. REMOVED AND RESERVED

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

Quarter Ending	Quarterly High	Quarterly Low
3/31/2009	$5.25	$5.25
6/30/2009	$4.10	$4.10
9/30/2009	$4.70	$4.70
12/31/2009	$3.72	$3.72
3/31/2010	$2.70	$2.70
6/30/2010	$0.45	$0.39
9/30/2010	$1.58	$1.41
12/31/2010	$0.98	$0.77
3/31/2011	$0.35	$0.23

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

As of July 8, 2011, there were approximately 542 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS: 2011 AND 2010 RESULTS

SALES

Our revenues from operations for the year ended March 31, 2011 were $7,162,889 compared to $8,548,888 in 2010 which was generated from the sale of our meat products and services. The decrease was a result of reduction in sales due to overall economic conditions. The decrease was $1,385,999.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the year ended March 31, 2011 was $5,273,182, generating a gross profit of $1,889,707 or (26%).

Our gross profit has increased from 18% from the prior year ended March 31, 2010.  Management expects gross profits to increase as revenues increase and the cost of sales decrease. The decrease in costs can be attributed to many factors, including, but not limited to better purchasing methods, better mix of product sales generating higher profits and better management control.

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

GENERAL AND ADMINISTRATIVE

Our payroll expenses for the year ended March 31, 2011 was $912,066, which was an increase of $208,480 over the amount of $703,586 for the year ended March 31, 2010. This increase is attributable to an increase in staffing.

Our factoring expense for the year ended March 31, 2011 was $21,573, which was a decrease of $60,037 from the amount of $81,610 for the year ended March 31, 2010. This decrease is mainly attributable to the change in factoring companies and overall reduction in receivables.

Our rent expense for the year ended March 31, 2011 was $160,338 which was a decrease of $63,185 over the year ended March 31, 2010.

Our Sales Commission for the year ended March 31, 2011 was $453,485, which was an increase of $46,886 over the amount for the year ended March 31, 2010.

General and Administrative costs increased to $804,195 from $797,355 or $60,840 mainly due to increases in maintenance, utilities and consulting.

NET LOSS FROM OPERATIONS

The Company’s loss from operations decreased to $484,537 from $690,160 or $248,254.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company had negative working capital of $5,329,153. The Company's continued existence is dependent upon its ability to execute its operating plan, and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

For the twelve months ended March 31, 2011, the Company's cash provided by operating activities totaled $306,807. Cash provided by investing activities was $9,666, and cash used in financing activities was $323,897.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2011 or 2010.

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

The Company has incurred a net loss for the years ended March 31, 2011 and 2010.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2011 and 2010, and have made modifications to our present-day operations accordingly. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe further increases in gross profit will occur, leading to a reduced net loss, with net profit to ultimately follow. We anticipate this trend to continue, however, if a downturn in revenues should occur, or cost of goods increased due to factors outside our control, and operating expenses were unable to be paid through cash flow from operations, our executive officers have committed to contribute capital, or waiver their salaries to offset these expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 30, 2010, Gruber & Company, LLC. (“Gruber”) informed the Registrant that it would not stand for re-election as the Registrant’s independent public accountant.

On September 28, 2010, the Registrant engaged M&K CPAS, PLLC (“M&K”) as the Registrant’s independent public accountants.  M&K has been engaged to review the Registrant’s unaudited interim financial information, commencing with the quarter ended September 30, 2010, and to perform an audit of the Registrant and report on the financial statements for the fiscal year ending March 31, 2011.   Besides a standard going concern qualification, Gruber’s report on the financial statements for the both of the two past fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change accountants was approved by the registrant’s board of directors.  During the fiscal years ended March 31, 2010 and March 31, 2009, and any subsequent interim period through August 30, 2010, when our former auditor declined to stand for re-election, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in its report.

During the two most recent fiscal years and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted M&K regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that M&K concluded was an important factor considered by the

Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

On January 20, 2011, Diamond Ranch Foods, Ltd. (the “Company”) dismissed M & K CPAS, PLLC as independent auditors for the Company. The decision to dismiss M & K CPAS, PLLC and to seek new independent auditors was approved by the Company’s Board of Directors.

The review of M & K CPAS, PLLC on the Company’s financial statements for the three month period ended September 30, 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty or accounting principles.  In connection with the review of the Company’s financial statements for the three month period ended September 30, 2010, (1) there were no disagreements with M & K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure and procedure which, if not resolved to the satisfaction of M & K CPAS, PLLC, would have caused M & K CPAS, PLLC to make reference to the matter in the filing and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

On January 20, 2011, the Company engaged Robison, Hill & Company as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.  During the fiscal years ended March 31, 2010 and 2009 through January 20, 2011 neither the Company nor anyone acting on its behalf consulted with Robison, Hill & Company regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Robison, Hill & Company on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with M & K CPAS, PLLC or a reportable event with respect to M & K CPAS, PLLC.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2011. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of July 8, 2011 certain information regarding our current directors and executive officers:

Name	Age	Position
Louis Vucci, Jr.	41	Chief Executive Officer, President and Director, Acting Chief Financial Officer
Victor Petrone	42	Chief Operating Officer, Chief Financial Officer and Director
Phillip Serlin	68	Vice President of Business Development and Director

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

Victor Petrone, Chief Operating Officer, Chief Financial Officer and Director

Victor Petrone, - Mr. Petrone, CFO, COO and a member of the Board of Directors of Diamond Ranch Foods, Ltd. is a Graduate of The Wharton School of Business; University of Pennsylvania and has almost 30 years of food distribution, restaurant operation, import/export, and public company experience to his credit. Mr. Petrone’s diversified experience and skill set is applicable to many capacities of the business as it plans to strategically expand in the marketplace. Prior to working at Diamond Ranch Foods, Mr. Petrone began his career in the mid-1980s as owner and General Manager of Capital Food Corp. where he developed ethnic dining concepts for quick-service restaurants, formal dining, as well as free-standing restaurants. He entered the food distribution sector, Serv-Safe Certified and in 1999 was recruited by Roma Food Enterprises as General Manager of Western US and Mexico to oversee its International expansion. In 2001, Mr. Petrone was recruited by U.S. giant Sysco Foodservice Corporation to oversee its Specialty Market Division, as well as Business Development for International Sales. In 2004, Mr. Petrone formed International Food Specialists Inc. (IFS), an import-export company representing over 70 manufacturers and up to 500 product lines. The sales market included USA, Mexico, Canada, The Caribbean, Central and

South America. In 2006, Mr. Petrone consolidated IFS, Inc. with publicly traded Nascent Wine Company, Inc. where he served as the company's President and Director.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended March 31, 2011, the Company believes that all reports were timely filed by such persons.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2011 and March 31, 2010, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Vucci, Jr. President, CEO and Director	2011	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
	2010	145,000	-0-	-0-	-0-	-0-	-0-	-0-	145,000
Victor Petrone COO, CFO and Director	2011	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Philip Serlin Director	2011	85,000	-0-	-0-	-0-	-0-	-0-	-0-	85,000
	2010	130,000	-0-	-0-	-0-	-0-	-0-	-0-	130,000

We do not have a longterm incentive plan or arrangement of compensation with any individual in the group of officers and directors.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Louis Vucci, Jr. President, CEO and Director	2,000,000	Common	17.7%
Victor Petronne COO, CFO and Director	-0-	Common	*
Philip Serlin Vice President of Business Development and Director	300,000	Common	2.6%
All Officers and Directors as a group (3 in number)	2,300,000	Common	20.3%
*Denotes less than 1%

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

(3) The above percentages are based on 11,415,300 shares of common stock outstanding as of March 31, 2011.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2011, we have an outstanding note payable to Berkshire Capital Management Co., Inc., a shareholder, in the amount of $2,640,942. The note is payable in lump-sum including interest at 5% and as of the date of this report is past due. Interest on the notes began accruing on September 30, 2004. We considered the terms of this loan to be more beneficial than any other loans that might have been available from third parties at that time.

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by M&K CPAS, PLLC and Gruber & Company our principal accountants, for professional services rendered during 2011 and 2010:

Services	2011	2010

Audit Fees	$16,000	$10,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$16,000	$10,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company and Gruber & Company in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Diamond Ranch Foods, Ltd. Articles		10SB-12G		3.1	3/6/2005
3.2	Diamond Ranch Foods, Ltd. By-Laws		10SB-12G		3.2	3/6/2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

21                      List of Subsidiaries                                              X

DIAMOND RANCH FOODS, LTD.

FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Diamond Ranch Foods, Ltd.

We have audited the accompanying balance sheets of Diamond Ranch Foods, Ltd. as of March 31, 2011 and the related statements of operations, stockholder’s equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

July 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF DIAMOND RANCH FOODS, LTD.

We have audited the accompanying balance sheet of Diamond Ranch Foods, Ltd. as of March 31, 2010 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Ranch Foods, Ltd. as of March 31, 2010 and the results of its' operations and its' cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
July 8, 2010

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
Current Assets:	2011	2010
Cash in Bank	$-	$7,424
Marketable Securities	-	22,000
Accounts Receivable – Factored	-	422,406
Accounts Receivable-Non Factored (Net)	574,282	760,874
Inventory	95,143	231,398
Other Current Assets	2,215	2,734
Total Current Assets	671,640	1,446,836
Fixed Assets – Net	270,768	281,021

Total Assets	$942,408	$1,727,857

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$48,660
Accounts Payable and Accrued Expenses	913,377	973,574
Accounts payable – Related party	1,935,755	1,874,408
Factoring Line of Credit	-	379,465
Shareholder Loans	2,640,942	2,526,887
Interest payable	510,719	425,689
Total Current Liabilities	6,000,793	6,228,683

TOTAL LIABILITIES	6,000,793	6,228,683

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2011 and March 31, 2010	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,415,300 shares issued and outstanding as of March 31, 2011 and 11,290,300 March 31, 2010	1,142	1,129
Additional Paid-In Capital	4,475,102	4,484,942
Retained Deficit	(9,534,630)	(8,986,898)
Total Stockholders’ Deficit	(5,058,385)	(4,500,826)
Total Liabilities and Stockholders' Deficit	$942,408	$1,727,857
The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED INCOME STATEMENTS

	March 31,
	2011 2010

Revenues, net	$7,162,889	$8,548,888
Cost of Goods Sold	5,273,182	7,007,977

Gross Profit	$1,889,707	$1,540,911

Expenses:
Payroll	912,066	703,586
Factoring Fee	21,573	81,610
Rent Expense	160,338	223,523
Depreciation & Amortization	22,587	18,398
General & Admin.	804,195	797,355
Sales Commission	453,485	406,599

Total Expenses	$2,374,244	$2,231,071

Net (Loss) from Operations	(484,537)	(690,160)

Other Income (Expense):
Interest Income and Other	42,943	10
Bad Debt Expense	(21,088)	-
Debt Forgiveness	-	55,000
Realized Loss on Securities	-	(102,122)
Interest and Financing Expense	(85,050)	(92,551)

Net Income (Loss)	$(547,732)	$(829,823)

Basic & Diluted (Loss) Per Share	$(0.05)	$(0.08)

Weighted Avg. Shares Outstanding	11,342,697	10,802,800

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.
CONSOLIDATED STATEMENTS OF EQUITY

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance March 31, 2009	5,284	1	10,777,800	1,078	4,459,368	(8,157,075)	(3,696,628)
Shares issued for services	-	-	512,500	51	25,574	-	25,625
Net loss						(829,823)	(829,823)

Balance March 31, 2010	5,284	1	11,290,300	1,129	4,484,942	(8,986,898)	(4,500,826)
Forgiveness of related party debt	-	-	-	-	(109,827)	-	(109,827)
Stock issued for cash	-	-	125,000	13	99,987	-	100,000
Net loss	-	-	-	-	-	(547,732)	(547,732)
Balance March 31, 2011	5,284	1	11,415,300	1,142	4,475,102	(9,534,630)	(5,058,385)

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(547,732)	$ (829,823)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	22,587	18,398
Forgiveness of debt	-	(55,000)
Loss on sale of available for sale securities	-	102,122
Decrease (Increase) in Inventory	136,255	(96,453)
(Increase) Decrease in Accounts Receivable	608,998	(548,993)
(Increase) Decrease in Other Current Assets	519	14,754
Stock Issued in Exchange for Services	-	25,625
(Decrease) Increase in Accounts Payable and Accrued Expenses	(60,197)	1,103,414
Increase in Related Party Payable	61,347	-
Interest Payable	85,030	89,859
Net Cash Provided by (Used in) Operating Activities	306,807	(176,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	22,000	320,178
Purchase of available for sale securities	-	(381,900)
Acquisition of fixed assets	(12,334)	(277,708)
Net Cash Used in Investing Activities	9,666	(339,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(48,660)	48,660
Payments on Capital Lease Obligation	-	(2,849)
Factoring Payable	(379,465)	62,684
Shareholder Loans	114,055	442,399
Payments on Notes Payable	-	(35,000)
Sale of Common Stock	100,000	--
Contribution of Capital from Stockholders	(109,827)	--
Net Cash Provided by (Used in) Financing Activities	(323,897)	515,894

Net (Decrease) Increase in Cash and Cash Equivalents	(7,424)	367
Cash and Cash Equivalents at Beginning of Period	(7,424)	7,057

Cash and Cash Equivalents at End of Period	-	7,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NO-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$ --	$25,625

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND MARCH 31, 2010

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

The Company incurred an operating loss of $547,732 for the year ended March 31, 2011 and has a negative stockholders equity of $5,058,385 and has a negative working capital of $5,329,153.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Diamond Ranch Foods, Ltd. and its wholly-owned subsidiary, Executive Seafood, Inc., is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Fixed Assets

Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2011 depreciation is computed as follows:

Accumulated
	Cost	Method	Life	Depreciation	Net
Equipment	$ 347,900	Straight Line	3-5 Years	$ 341,505	$ 6,395
Building and land	264,373	Straight Line	20 Years	-	264,373
	$ 612,273			$ 341,505	$ 270,768

Total depreciation expense for the year ended March 31, 2011 and 2010 was $22,587 and $18,399, respectively.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of March 31, 2011 and 2010.

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

Realized gains and losses from the sale of available-for-sale securities are recorded in other income (expense) and are computed using the specific identification method.  During the year ended March 31, 2011, the Company sold available-for-sale securities for proceeds of $22,000 which was the acquisition price, resulting in no realized gain or loss.  The Company had no marketable securities as of March 31, 2011.

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

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Adoption of this new guidance did not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3-MARKETABLE SECURITIES

During the year ended March 31, 2011, the Company liquidated 2,000,000 shares of stock of an unaffiliated company which had been acquired at $0.011 cents per share.   Total proceeds on liquidation were $22,000, resulting in no gain or loss on the sale.  The Company had no marketable securities as of March 31, 2011.

NOTE 4 - INCOME TAXES

As of March 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,500,000 which can be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2011	2010

Net Operating Losses	$2,945,000	$2,790,000

Valuation Allowance	(2,945,000)	(2,790,000)
	$-	$-

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

The Company leases six delivery trucks under non-cancelable operating losses. The minimum rentals due on these six delivery trucks are as follows at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Year ending March 31, 2011	-	87,048
Year ending March 31, 2012	24,552	24,552
Total	$24,552	$111,600

NOTE 7- NOTES PAYABLE

Factoring Line of Credit

In 2007 the Company entered into an agreement with a factoring corporation. Under the terms of the agreement, the Company would receive 90 percent of the purchase price up front and 10 percent would be held in reserves until the receivables are collected. The term of the agreement is one year, renewable at the Corporations discretion. A discount charge of sixty-five hundredths of one percent (.0065) modified from nine tenths of one per cent (.0090) on March 23, 2009 is charged, with increases based upon a time frame of receivables outstanding. Receivables over 90 days are returned to the Company.

These factoring lines of credit have been treated as a secured financing arrangement. As of March 31, 2011, the Company did not have any advances under the factoring line of credit.  As of March 31, 2010 the company had factored receivables in the amount of $422,406 and recorded a liability of $379,465. Discount provided during factoring of the accounts receivable have been expensed on the accompanying Statements of Operations as Factoring Fees.

NOTE 8 – LOANS PAYABLE

As of March 31, 2011, the Company has outstanding notes payable to a shareholder in the amount of $2,640,942. These loans bear interest at rates of 3% per annum.  Accrued interest as of March 31, 2011 was $510,719.  During the year ended March 31, 2011, the shareholder forgave $109,827 of this indebtedness, which was charged to Additional Paid-in Capital.

In September 2006, the Company received $100,000 for a note bearing interest at 7.5%, payable in monthly installments starting February 2009 of $5,000 per month.  On July 28, 2009 the Company entered into a mutual release agreement in which the parties agreed to settle the remaining $90,000 debt for $35,000. The Company recorded forgiveness of debt in the amount of $55,000 for the year ended March 31, 2010 and has recorded the amount as other income.

NOTE 9 - RELATED PARTY TRANSACTIONS

At March 31, 2011 the Company was indebted to a vendor, a related party, representing 65% of the total payables. While the Company can, if needed, replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

NOTE 11-COMMON STOCK TRANSACTIONS

During the year ended March 31, 2010, the Company issued 512,500 shares of common stock for services rendered. The shares issued were valued at $.05, the bid price on the date of issuance.

During the year ended March 31, 2011, the Company issued 125,000 shares of common stock for cash of $100,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RANCH FOODS, LTD.
(Registrant)

July 14, 2011	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2011	/s/ Louis Vucci, Jr. Louis Vucci, Jr., Chief Executive Officer (Principal Executive Officer,) and Director
July 14, 2011	/s/ Philip Serlin Philip Serlin, Director
July 14, 2011	/s/ Victor Petrone Victor Petrone Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)