Form 10-K/A
period 2011-03-31
Diamond Ranch Foods, Ltd., NEW
filed 2011-07-20
CIK 1317880

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

EXPLANATORY NOTE:

On July 14, 2011, Diamond Ranch Foods, Ltd. filed its Annual Report on Form 10-K for its fiscal year ended March 31, 2011 (the "Form 10-K"). The Company hereby amends the Form 10-K to correct Signature page, Section 302 and Section 906 Certifications for its Principal Financial Officer, Item 10, 11 and 12 to include Victor Petrone's resignations which were inadvertently omitted from original filing.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of July 8, 2011 certain information regarding our current directors and executive officers:

Name	Age	Position
Louis Vucci, Jr.	41	Chief Executive Officer, Chief Financial Officer, President and Director
Phillip Serlin	68	Vice President of Business Development and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended March 31, 2011 and March 31, 2010, for services rendered in all capacities to Diamond Ranch Foods, Ltd.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis Vucci, Jr. President, CEO and Director	2011	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
	2010	145,000	-0-	-0-	-0-	-0-	-0-	-0-	145,000
Victor Petrone(1) COO, CFO and Director	2011	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Philip Serlin Director	2011	85,000	-0-	-0-	-0-	-0-	-0-	-0-	85,000
	2010	130,000	-0-	-0-	-0-	-0-	-0-	-0-	130,000

(1) On April 10, 2011, the Company accepted the resignation from Victor Petrone the Company’s Chief Financial Officer, Chief Operating Officer and member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. Petrone’s resignation as Chief Financial Officer, the Company appointed Louis Vucci, Jr., President, Chief Executive Officer and Director, as the Company’s Chief Financial Officer. At this time, no one has been chosen to fill the vacancies of Chief Operating Officer and  member of the Board of Directors left by the resignations of Mr. Petrone.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Louis Vucci, Jr. President, CEO and Director	2,000,000	Common	17.7%
Victor Petrone(4) COO, CFO and Director	-0-	Common	*
Philip Serlin Vice President of Business Development and Director	300,000	Common	2.6%
All Officers and Directors as a group (3 in number)	2,300,000	Common	20.3%
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

(4) On April 10, 2011, the Company accepted the resignation from Victor Petrone the Company’s Chief Financial Officer, Chief Operating Officer and member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. Petrone’s resignation as Chief Financial Officer, the Company appointed Louis Vucci, Jr., President, Chief Executive Officer and Director, as the Company’s Chief Financial Officer. At this time, no one has been chosen to fill the vacancies of Chief Operating Officer and  member of the Board of Directors left by the resignations of Mr. Petrone.

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

NOTE 10-COMMON STOCK TRANSACTIONS

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

DIAMOND RANCH FOODS, LTD.
(Registrant)

July 20, 2011	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 20, 2011	/s/ Louis Vucci, Jr. Louis Vucci, Jr., Chief Executive Officer (Principal Executive Officer,) and Director
July 20, 2011	/s/ Philip Serlin Philip Serlin, Director