Form 10-Q
period 2011-06-30
Diamond Ranch Foods, Ltd., NEW
filed 2011-08-22
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 19, 2011, the issuer had 11,415,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current Assets:
Accounts Receivable-Non Factored (Net)	$702,201	$574,282
Inventory	122,965	95,143
Other Current Assets	2,215	2,215
Total Current Assets	827,381	671,640
Fixed Assets – Net	270,351	270,768

Total Assets	$1,097,732	$942,408

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,340,290	$913,377
Accounts payable – Related party	1,935,755	1,935,755
Shareholder Loans	2,654,943	2,640,942
Interest payable	531,981	510,719
Total Current Liabilities	6,462,969	6,000,793

TOTAL LIABILITIES	6,462,969	6,000,793

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of June 30, 2011 and March 31, 2011	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 11,415,300 shares issued and outstanding as of June 30, 2011 and 11,415,300 March 31, 2011	1,142	1,142
Additional Paid-In Capital	4,475,102	4,475,102
Retained Deficit	(9,841,482)	(9,534,630)
Total Stockholders’ Deficit	(5,365,237)	(5,058,385)
Total Liabilities and Stockholders' Deficit	$1,097,732	$942,408

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	June 30,
	2011	2010

Revenues, net	$1,250,304	$2,209,842
Cost of Goods Sold	1,070,427	1,853,915

Gross Profit	$179,877	$355,927

Expenses:
Payroll	196,814	213,484
Factoring Fee	8,250	15,206
Rent Expense	39,708	69,601
Depreciation & Amortization	417	18,880
General & Admin.	181,003	177,835
Sales Commission	36,230	131,796

Total Expenses	$462,422	$626,802

Net (Loss) from Operations	(282,545)	(270,875)

Other Income (Expense):
Other Expense	(3,045)	(843)
Interest and Financing Expense	(21,263)	(21,263)

Net Income (Loss)	$(306,853)	$(292,981)

Basic & Diluted (Loss) Per Share	$(0.03)	$(0.03)

Weighted Avg. Shares Outstanding	11,415,300	11,290,300

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (306,853)	$ (292,981)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	417	18,880
Loss on sale of available for sale securities	-	843
Decrease (Increase) in Inventory	(27,822)	87,221
(Increase) Decrease in Accounts Receivable	(127,919)	150,006
(Increase) Decrease in Other Current Assets	-	(13,014)
(Decrease) Increase in Accounts Payable and Accrued Expenses	426,913	62,664
Interest Payable	21,263	21,253
Net Cash Provided by (Used in) Operating Activities	(14,001)	34,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	21,157
Acquisition of fixed assets	-	(580)
Net Cash Used in Investing Activities	-	20,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(8,462)
Factoring Payable	-	(69,348)
Shareholder Loans	14,001	39,845
Net Cash Provided by (Used in) Financing Activities	14,001	(37,965)

Net (Decrease) Increase in Cash and Cash Equivalents	-	17,474
Cash and Cash Equivalents at Beginning of Period	-	7,434

Cash and Cash Equivalents at End of Period	-	24,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

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

Management plans include acquiring additional meat processing and distribution operations and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur. These financial statements should be read in conjunction with the Company’s annual report for the year ended March 31, 2011 previously filed on Form 10-K.

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2011 and for the three month periods ended June 30, 2011 and 2010 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the result which can be expected for full years.

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

NOTE 2 – SHAREHOLDER LOANS PAYABLE

As of June 30, 2011, the Company has outstanding notes payable to shareholders in the amount of $2,654,943. These loans bear interest at rates of 3% per annum.  Accrued interest as of March 31, 2011 was $510,719. During the quarter ended June 30, 2011, the Company borrowed $14,000 from a shareholder and employee of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2011 the Company was indebted to a vendor, a related party, representing 59% of the total payables. While the Company can, if needed, replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

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

BUSINESS

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

Our advantages over the large foodservice distributors are as follows:

1) We have a USDA inspected facility with daily fresh custom cutting of all meats and daily fresh manufacturing of the All American Burger.

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

Our customers include:

•

NY Methodist Hospital

•

Madison Square Garden

•

NYU Langone Medial Center

•

Greenwich Water Club

•

Wykagyl Country Club

SALES

Our revenues from operations for the three months ended June 30, 2011 were $1,250,304 compared to the same period of 2010 which were $2,209,842, a decrease of $959,538. The decline in revenues is attributed to a decline in the sales of our meat products and services.

The Company continues to work on a daily basis to bring in new product, either by the request of the customer, or by management's initiative, to capture more of our existing customers' business. Using a personal approach with customers, our salesmen work to satisfy their specific needs as well as their general product requirements.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended June 30, 2011 was $1,070,427, generating a gross profit of $179,877.

Our cost of sales for the three months ended June 30, 2010 was $1,853,915 generating a gross profit of $355,927.

EXPENSES

Our Payroll expenses for the three months ended June 30, 2011 was $196,814, which was a decrease of $16,670 over the amount of $213,484 for the three months ended June 30, 2010.  This decrease was attributable to the decrease in size of our workforce.

Our Rent expenses for the three months ended June 30, 2011 was $39,708, which was a decrease of $29,893 over the amount of $69,601 for the three months ended June 30, 2010. This decrease was mostly attributable to the decrease in rent amount in connection with the rental of equipment and trucks.

Our Sales Commission for the three months ended June 30, 2011 was $36,230, which was a decrease from $95,566 over the amount of $131,796 for the three months ended June 30, 2010.   The three month period decrease is attributable to the shifting to commission-based expenses from salary-based expense.

Our General and Administrative expenses during the three months ended June 30, 2011 increased to $181,003 from $177,835. The increase was attributable to increased contract labor costs, credit card transaction fees, and increase cellular usage.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Months ended June 30, 2011; the Company's cash used in operating activities totaled $14,001 and cash provided by financing activities was $14,001.

For the Three-Months ended June 30, 2010; the Company's cash used in operating activities totaled $34,872, cash used in investing activities totaled $20,577, and cash used in financing activities was $37,965.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods. We will continue to outsource manufactured products. We will continue to increase sales using commission-based salesmen.

Management continuously evaluates operating practices and is ready to make modifications to our present-day operations when necessary. We feel our attempts to be more efficient have proven viable since our losses have decreased for the three months ended June 30, 2011 as compared to the losses for the three months ended June 30, 2010. With a continuous increase in revenues and the continued implementation of stringent purchasing controls, we believe an increase in gross profit will occur, leading to increased net profits. The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2011 was $547,732 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our March 31, 2011 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Diamond Ranch Foods, Ltd. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Diamond Ranch Foods, Ltd. Articles		10SB-12G		3.1	3/6/2005
3.2	Diamond Ranch Foods, Ltd. By-Laws		10SB-12G		3.2	3/6/2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Diamond Ranch Foods, Ltd. Form 10Q for the period ended June 30, 2011	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Ranch Foods, Ltd.
(Registrant)

Date: August 19, 2011	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer)