Form 10-Q
period 2011-09-30
Diamond Ranch Foods, Ltd., NEW
filed 2011-11-16
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2011, the issuer had shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011 (Unaudited)	March 31, 2011
ASSETS
Current Assets:
Accounts Receivable-Non Factored (Net)	$665,548	$574,282
Inventory	36,592	95,143
Other Current Assets	2,215	2,215
Total Current Assets	704,355	671,640
Fixed Assets – Net	269,851	270,768

Total Assets	$974,206	$942,408

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,319,444	$913,377
Accounts payable – Related Party	1,935,755	1,935,755
Shareholder Loans	2,654,944	2,640,942
Interest Payable	553,244	510,719
Total Current Liabilities	6,463,387	6,000,793

TOTAL LIABILITIES	6,463,387	6,000,793

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of September 30, 2011 and March 31, 2011	1	1
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 11,415,300 shares issued and outstanding as of September 30, 2011 and 11,415,300 March 31, 2011	1,142	1,142
Additional Paid-In Capital	4,475,102	4,475,102
Retained Deficit	(9,965,426)	(9,534,630)
Total Stockholders’ Deficit	(5,489,181)	(5,058,385)
Total Liabilities and Stockholders' Deficit	$974,206	$942,408

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$109,325	$1,928,835	$1,359,629	$4,138,677
Cost of Goods Sold	173,648	1,354,887	1,244,073	3,208,802
Gross Profit	(64,323)	573,948	115,556	929,875

Expenses:
Payroll	12,657	210,178	209,471	427,403
Factoring Fee	-	1,440	8,250	16,646
Rent Expense	-	38,723	39,708	78,165
Depreciation & Amortization	500	2,707	917	21,587
General & Administrative	28,248	191,742	209,251	395,994
Sales Commission	-	127,790	36,230	259,587

Total Expenses	41,405	572,580	503,827	1,199,382

Operating Income (Loss)	(105,728)	1,368	(388,271)	(269,507)

Interest Expense	(21,262)	(21,263)	(42,525)	(42,525)
Gain on forgiveness of debt	-	55,000	-	55,000
Other Income (expense)	-	44,808	-	43,964

Net Income (Loss)	$(126,990)	$79,913	(430,796)	$(213,068)

Basic & diluted loss per share	$(0.011)	$0.007	(0.036)	$(0.018)

Weighted Avg. Shares Outstanding	11,415,300	11,290,300	11,415,300	11,290,300

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss $	(430,796)	$(213,068)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	917	21,587
Gain on forgiveness of debt	-	(55,000)
(Increase) Decrease in Inventory	58,551	87,435
(Increase) Decrease in Accounts Receivable	(91,266)	317,385
(Increase) Decrease in Other Current Assets	-	(12,846)
Increase (Decrease) in Accounts Payable and Accrued Expenses	406,067	(180,082)
Increase in Related Party Payable	-	21,351
Increase in Interest Payable	42,525	42,515
Net Cash Provided by (Used in) Operating Activities	(14,002)	29,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	22,000
Purchase of equipment	-	(10,150)
Net Cash Used in Investing Activities	-	11,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(48,660)
Shareholder Loans	14,002	125,000
Repurchase of Shares	-	(125,000)
Net Cash Provided by (Used in) Financing Activities	14,002	(48,660)

Net (Decrease) Increase in Cash and Cash Equivalents	-	(7,411)
Cash and Cash Equivalents at Beginning of Period	-	7,434

Cash and Cash Equivalents at End of Period $	-	$23

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --

The accompanying notes are an integral part of these financial statements.

DIAMOND RANCH FOODS, LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Management plans include pursuing all available options to generate revenues and income, including seeking other food service and meat packing businesses for acquisition and also seeking merger and acquisition opportunities outside of the current business. The Company is actively pursuing alternative financing and business acquisition opportunities and has had discussions with various third parties, although no firm commitments have been obtained.

During the Quarter ended September 30, 2011, the Company significantly curtailed operations in an effort to minimize cash outflow and preserve capital.  In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur. These financial statements should be read in conjunction with the Company’s annual report for the year ended March 31, 2011 previously filed on Form 10-K.

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include proforma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

NOTE 2 – SHAREHOLDER LOANS PAYABLE

As of September 30, 2011, the Company has outstanding notes payable to shareholders in the amount of $2,654,944. These loans bear interest at rates of 3% per annum.  Accrued interest as of September 30, 2011 was $553,244.  During the six months ended September 30, 2011, the Company borrowed $14,002 from a shareholder and employee of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2011 the Company was indebted to a vendor, a related party, representing 59% of the total payables. While the Company can, if needed, replace this vendor in buying product to sell, the loss of this relationship would have a material impact on the Company.

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

Our customers include:

•

NY Methodist Hospital

•

Madison Square Garden

•

NYU Langone Medical Center

•

Greenwich Water Club

•

Wykagyl Country Club

SALES

Our revenues from operations for the three months ended September 30, 2011 were $109,325 compared to the same period of 2010 which were $1,928,835, a decrease of $1,819,510. The decline in revenues is attributed to a decline in the sales of our meat products and services as we curtailed operations to preserve capital.

For the six months ended September 30, 2011, sales were $1,359,629 compared to sales of $4,138,677 for the six months ended September 30, 2010, a decrease of $2,779,048 which resulted from our decreased revenues in the second quarter as  we sought to conserve capital and restructure operations.

COST OF SALES AND GROSS PROFIT

Our cost of sales for the three months ended September 30, 2011 was $173,648, generating a gross loss of $64,323.

Our cost of sales for the three months ended September 30, 2010 was $1,354,887 generating a gross profit of $573,948.

For the six months ended September 30, 2011, cost of sales was $1,244,073 compared to $3,208,802 for the six months ended September 30, 2010, which generated a gross profit of $115,556 and $929, 875, respectively.  During the quarter ended September 30, 2011, we sought to conserve capital and restructure operations and margins and operations costs made the current business model unsustainable.

EXPENSES

Our Payroll expenses for the three and six months ended September 30, 2011 was $12,657, and $209,471, respectively, which was a decrease of $197,521 and $217,932 from $210,178 and $427,403 for the three and six months ended September 30, 2010.  This decrease was attributable to the decrease in size of our workforce as we curtained operations to conserve capital.

Rent expenses for the three and six months ended September 30, 2011 was $0 and $39,708, which was a decrease of $38,723 and $38,457 over the amount of $38,723 and $78,165 for the three and six months ended September 30, 2010. This decrease was mostly attributable to the decrease in rent amount in connection with the  termination of one of the building leases.

Our Sales Commission for the three and six months ended September 30, 2011 was $0 and $36,230, which was a decrease from the amount of $127,790 and $259,587 for the three and six months ended September 30, 2010.  The decrease is due to our reduction in operating activities as we worked to conserve capital, which accounted for fewer sales and correspondingly less sales commissions.

Our General and Administrative expenses during the three and six months ended September 30, 2011 decreased to $28,248 and $209,251 from $191,742 and $395,994, respectively.  As with our other revenue and expense items, the reduction is attributed to our overall decline in operations during the three months ended September 30, 2011 to preserve capital as we seek to restructure our business model.

LIQUIDITY AND CAPITAL RESOURCES

For the Six-Months ended September 30, 2011; the Company's cash used in operating activities totaled $14,002 and cash provided by financing activities was $14,002.

For the Six-Months ended September 30, 2010; the Company's cash provided by operating activities totaled $29,277, cash provided by investing activities totaled $11,850, and cash used in financing activities was $48,660.

PLAN OF OPERATION

For the next twelve months we plan to operate the business using our new methods while seeking to reorganize our operations into a more sustainable model.   We intend to expand our business through acquisitions of new business operations either within our industry or, if a suitable transaction presents itself, in an altogether new area of business.  Any acquisition or business combination would require obtaining debt or equity financing as is indicated in our auditor's going concern opinion. In preparation for such expansion, we have engaged in several substantive discussions with prospective equity investors. To date, no terms have been finalized or contracts signed, and although there is no guarantee, we anticipate finalizing favorable financing terms for our business to continue as a going concern.

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

ACQUISITIONS

We may  need to raise additional funds should management decide to acquire existing like-minded businesses.  Alternatively, we may seek to merge with or acquire operations the fall outside our current business model.  Certain candidates have been identified however no definitive agreements exist. We have targeted several businesses for acquisition and would acquire 100% of the stock and operations of these entities, including, without limitation, all rights, title, know-how, assignment of property leases, equipment, furnishings, inventories, processes, trade names, trademarks, goodwill, and other assets of every nature used in the entities' operations.

If we are successful in raising funds through the sale of our common stock, are able to enter into negotiations for the purchase of any and/or all of the selected businesses, or merge with an new business entity, there is no assurance that changes in day-to-day operations in any acquired facilities would not be necessary.

No contracts have been entered into to purchase any such businesses described herein. We assume that if such purchase(s) were to be completed, additional funds may be required to complete the transaction, expand operations, or carry out the new business model.

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

The continued downward-trending economy has significantly impacted our operations as fewer households have the surplus cash flow to dine out or purchase expensive cuts of meat and seafood at the supermarket.  As a result, we have seen our margins erode with increased competition between suppliers and more aggressive price negotiation from customers.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Diamond Ranch Foods, Ltd. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Diamond Ranch Foods, Ltd. Articles		10SB-12G		3.1	3/6/2005
3.2	Diamond Ranch Foods, Ltd. By-Laws		10SB-12G		3.2	3/6/2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive Data Files for the Diamond Ranch Foods, Ltd. Form 10Q for the period ended September 30, 2011	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Ranch Foods, Ltd.
(Registrant)

Date: November 15, 2011	By: /s/ Louis Vucci, Jr. Louis Vucci, Jr., President (On behalf of the Registrant and as Principal Executive Officer)