Form 10-Q
period 2011-12-31
Plandai Biotechnology, Inc.
filed 2012-02-21
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2226 Eastlake Avenue East #156, Seattle, WA	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 380-7145

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of Class)

DIAMOND RANCH FOODS, LTD.

355 Food Center Drive B-1, Bronx, NY 10474

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 20, 2012, the issuer had 101,415,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011 (Unaudited)	2011 (Unaudited)
ASSETS
Current Assets:
Cash	$1,717	$172
Due from Related Party	-	10,265
Total Current Assets	1,717	10,437
Fixed Assets – Net	966	855

Total Assets	$2,683	$11,292

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$27,276	$22,778
Shareholder Loans	150,671	119,641
Total Current Liabilities	177,947	142,419

TOTAL LIABILITIES	177,947	142,419

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of December 31, 2011 and June 30, 2011	1	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 101,415,300 shares issued and outstanding as of December 31, 2011 and 76,000,000 as of June 30, 2011	10,142	7,600
Additional Paid-In Capital	4,194,117	4,196,660
Cumulative Foreign Currency Translation Adjustment	(1,051)	-
Retained Deficit	(4,378,473)	(4,335,387)
Total Stockholders’ Deficit	(175,264)	(131,127)
Total Liabilities and Stockholders' Deficit	$2,683	$11,292

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Revenues	$14,000	$-	$14,000	$-

Expenses:
Payroll	15,887	-	30,767	-
Accounting Fees	564	819	1,077	819
Utilities	1,528	1,589	8,788	1,793
Vehicle Expense	3,300	739	7,810	754
Repairs & Maintenance	1,764	742	4,473	798
Travel	1,758	-	1,999	-
General & Administrative	2,014	1,250	2,172	2,098

Total Expenses	26,815	5,139	57,086	6,262

Operating Income (Loss)	(12,815)	(5,139)	(43,086)	(6,262)

Net Income (Loss)	$(12,815)	$(5,139)	$(43,086)	$(6,262)

Other Comprehensive Income (loss):
Foreign Currency Translation adjustment loss	(1,051)	-	(1,051)	-
Comprehensive Income (Loss)	$(13,866)	$-	$(44,137)	$-

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Avg. Shares Outstanding	88,707,650	76,000,000	82,353,825	76,000,000

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,	For the six months ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (43,086)	$(6,262)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	119	-
Foreign Currency Translation	(1,051)	-
(Increase) Decrease in Inventory	-	-
(Increase) Decrease in Accounts Receivable	-	-
(Increase) Decrease in Other Current Assets	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	4,498	2,122
Increase in Interest Payable	-	-
Net Cash Provided by (Used in) Operating Activities	(39,520)	(4,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of Loans to Related Parties	10,265	-
Purchase of Fixed Assets	(230)	-
Net Cash Used in Investing Activities	10,154	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loans	31,030	4,156
Net Cash Provided by (Used in) Financing Activities	31,030	4,156

Net (Decrease) Increase in Cash and Cash Equivalents	1,545	16
Cash and Cash Equivalents at Beginning of Period	172	40

Cash and Cash Equivalents at End of Period	$ 1,717	$ 56

NON CASH TRANSACTIONS
Stock issued in share exchange	$ 1,143	$ --

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Additional	Cumulative Foreign
	Preferred Stock		Common Stock		Paid-in	Currency	Retained
	Shares	Amount	Shares	Amount	Capital	Translation	Deficit	Total

Balance June 30, 2011	-	-	76,000,000	7,600	4,196,660	-	(4,335,387)	(131,127)
Stock issued on share exchange November 17, 2011	5,284	1	25,415,300	2,542	(2,543)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(1,051)	-	(1,051)
Net loss	-	-	-	-	-	-	(43,086)	(43,086)
Balance December 31, 2011	5,284	1	101,415,300	10,142	4,194,117	(1,051)	(4,378,473)	(175,264)

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Plandaí Biotechnolgy, Inc.’s (the “Company”) financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation.  Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES.  Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with it’s wholly-owned subsidiary, Executive Seafood, Inc., to the former officer and director of Diamond Ranch.  Under the terms of the sale, the purchasers assumed all associated debt as consideration.  During the three months ended September 30, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of September 30, 2011, liabilities exceeded assets by over $5,000,000.  The Company subsequently changed its name to Plandaí Biotechnology, Inc.

For accounting purposes, the share exchange will be treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control.  Accordingly, GES elected to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of GES exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously.  For equity purposes, the shares issued to acquire GES (76,000,000 shares) have been shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares Common and 5,284 Preferred) treated as a new issuance as of the date of the share exchange.  The additional paid-in capital and retained deficit shown are those of GES.

These financial statements should be read in conjunction with the Company’s annual report for the year ended March 31, 2011 previously filed on Form 10-K.

Nature of Business

Plandaí Biotechnology, Inc., through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry.  Its principle holdings consist of land, farms and infrastructure in South Africa.

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

In management's opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments made were of a normal recurring nature.

NOTE 2 – SHAREHOLDER LOANS PAYABLE

As of December 31, 2011, the Company has outstanding payables to shareholders in the amount of $150,671. These payables were provided for short-term working capital purposes, bear no interest, and are payable on demand.

NOTE 3 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand.  Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of December 31, 2011 applied to the balance sheet.  Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet.  For the three months ended December 31, 2011, the currency translation adjustments were $1,051.

NOTE 4 – COMMON STOCK

During the quarter ended December 31, 2011, the Company issued a total of 76,000,000 shares to acquire 100% of the capital of Global Energy Solutions, Inc., an Irish company the owns several subsidiary companies located in South Africa.  For reporting purposes, these shares have been reflected as outstanding since inception and the issued and outstanding capital immediately prior to the share exchange has been shown as issued as of the date of the share exchange.

Prior to executing the share exchange, the Company issued 14,000,000 to various third parties in exchange for services rendered.  These shares, together with the prior outstanding balance, have been treated as shares issued as of the share exchange date since Global Energy Solutions is the surviving company for reporting purposes.

NOTE 5 – FUTURE OBLIGATIONS

In February 2012, the Company entered into a long-term (49 year) lease of tea, avocado, macadamia and timber  plantation estates totaling roughly 8  thousand acres in South Africa.  Under the terms of the lease, the Company is required to pay annual rent of R250,000 ($30,000) plus an annual dividend of 26% of net income generated from the use of the property with a R500,000 ($60,000) annual minimum dividend.  The first payment of R20,883 ($2,610) is due April 2012.

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

BUSINESS

Plandaí Biotechnology, Inc., (the “Company”) through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry.  Its principle holdings consist of land, farms and infrastructure in South Africa.

The Company was incorporated, as Jerry's Inc., in the State of Florida on November 30, 1942. Prior to it ceasing its operations in 1998, the company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. After ceasing its operations in 1998, the company remained dormant until March of 2004 when we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry. Operations consisted of packing, processing, custom meat cutting, portion controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers.  On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES.  On November 21, 2011, the Company filed an amendment to the articles of incorporation to change the name of the company to Plandaí Biotechnology, Inc.

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

DISPOSITION OF SUBSIDIARY

On November 17, 2011, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc. to the former officer and director of Diamond Ranch.  Under the terms of the sale, the purchaser assumed all associated debt as consideration.  During the three and six months ended December 31, 2011, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of the date of disposition, liabilities exceeded assets by over $5,000,000.

As a result of the Share Exchange Agreement and disposition of Diamond Ranch, Ltd., the operations of Diamond Ranch Foods, Ltd., consist entirely of the operations of Global Energy Solutions Corporation Limited.

PRODUCTS AND SERVICES

Plandaí Biotechnologies has a  proprietary technology that extracts a high level of bio-available compounds from organic matter including green tea leaves and most other organic materials. Various tests have been conducted over the past ten years using this technology that generates functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field.  Polyphenols from green tea are an excellent source antioxidant and anti-carcinogenic substances.  The Company intends to use its plantation leases to focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry using its proprietary extraction technology.

COMPETITION

The Company faces competition from a variety of sources.  There are several large producers of farm products including green tea and there are numerous companies that develop and market nutraceutical products that include bio-available compounds including those from green tea extract.  Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing.  Plandaí intends to compete by producing higher quality and higher concentration extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing.

CUSTOMERS

Plandaí will market to end users as well as other nutraceutical companies that require high-quality bio-available extracts for their products.  In addition, the Company anticipates having surplus farm products including fruits, and nuts. The Company also controls significant water rights which can be leased to third parties

SALES

For the three and six months ended December 31, 2011,  were $14,000 compared to sales of $-- for the six months ended December 31, 2010.  The Company did not begin operations until late 2011.

EXPENSES

Our total expenses for the three and six months ended December 31, 2011 was $26,815, and $57,086, respectively, which was an increase of $21,676 and $50,824 from $5,139 and $6,262 for the three and six months ended December 31, 2010.  The increase in expenses results from the Company commencing operations in the second half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

For the Six-Months ended December 31, 2011; the Company's cash used in operating activities totaled $39,520 and cash provided by financing activities was $31,030.

PLAN OF OPERATION

On November 17, 2011, the Company executed a share exchange with Global Energy Solutions, an Irish company that, through its subsidiaries, controls over 8 thousand acres of plantation properties in South Africa.  Now operating as Plandaí Biotechnology, Inc., the Company plans to use a proprietary extraction process to create bio-available extracts using the farm produce from the plantation, with an initial emphasis on green tea extract.  During the 2012 calendar year, Plandaí expects to commence farming operations and is considering selling off surplus raw materials including water shares.  The Company will also continue developing products using its bioavailable green tea extract with plans to have market-ready product within 12 months.

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

Revenue recognition

The Company derives its revenue from the production and sale of farm goods, raw materials and the sale of bioavailable extracts in both raw material and finished product form.  Revenues are recognized when product is ordered and delivered.  Product shipped on consignment is not counted in revenue until sold.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2011 or 2010.  The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Roger Duffield, our President.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Duffield.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Share Exchange dated November 17, 2011, the Company issued 76,000,000 shares of unregistered, restricted common stock to the owners of Global Energy Solutions Corporation Limited. The shares were issued under Rule 144 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Plandaí Biotechnology, Inc. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Diamond Ranch Foods, Ltd. Articles		10SB-12G		3.1	3/6/2005
3.2	Diamond Ranch Foods, Ltd. By-Laws		10SB-12G		3.2	3/6/2005
3.3	Amendment to Articles of Incorporation dated November 18, 2011		8-K		5.03	11/23/2011
2.01	Share Exchange Agreement between Plandaí Biotechnologies, Inc. and Global Energy Solutions Corporation Limited		8-K		2.01	11/23/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlandaíBiotechnology, Inc.
(Registrant)

Date: February 21, 2012	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)