Form 10-Q
period 2012-03-31
Plandai Biotechnology, Inc.
filed 2012-05-21
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

Registrant’s telephone number, including area code: (425) 466-0212

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 21, 2012, the issuer had 110,495,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012 (Unaudited)	2011 (Unaudited)
ASSETS
Current Assets:
Cash	$13,899	$172
Prepaid Expense	582,500	-
Due from Related Party	-	10,265
Total Current Assets	596,399	10,437
Fixed Assets – Net	1,431	855

Total Assets	$597,830	$11,292

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$58,570	$42,155
Shareholder Loans	262,366	119,641
Total Current Liabilities	320,936	161,796

TOTAL LIABILITIES	320,936	161,796

STOCKHOLDERS' DEFICIT
Preferred Stock, authorized 10,000,000 shares, par value $.0001, 5,284 shares issued and outstanding as of March 31, 2012 and June 30, 2011	1	-
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 110,395,300 shares issued and outstanding as of March 31, 2012 and 76,000,000 as of June 30, 2011	11,040	7,600
Additional Paid-In Capital	7,131,810	4,199,851
Retained Deficit	(6,835,853)	(4,354,758)
Accumulated Other Comprehensive Income	(268)	-
Total Stockholders’ Deficit	306,730	(147,307)
Non-controlling Interest	(29,836)	(3,197)
Equity Allocated to Plandaí Biotechnology	(276,894)	(150,504)

Total Liabilities and Stockholders' Deficit	$597,830	$11,293

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenues	$33,850	$60,086	$49,017	$59,574

Expenses:
Payroll	2,172,726	-	2,215,450	-
Professional Services	170,075	-	170,075	31,206
Accounting Fees	13,297	1,288	14,560	2,207
Utilities	3,276	83	20,453	2,117
Vehicle Expense	3,839	316	12,090	1,169
Repairs & Maintenance	3,673	390	8,472	1,293
Travel	5,945	-	8,120	-
General & Administrative	95,440	833	107,263	3,002

Total Expenses	2,468,271	2,910	2,556,483	40,993

Operating Income (Loss)	(2,434,421)	57,175	(2,507,466)	18,582

Net Income (Loss)	$(2,434,421)	$57,175	$(2,507,466)	$18,582

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(268)	-	(268)	-

Comprehensive (Loss)	$(2,434,689)	$57,175	$(2,507,734)	$18,582
Comprehensive Income Attributable to Non-Controlling Interest	7,507	-	26,569	-
Comprehensive Income Attributable to Plandaí Biotechnology, Inc.	$(2,427,182)	$57,175	$(2,481,116)	$18,582
Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Avg. Shares Outstanding	104,408,633	76,000,000	87,064,120	76,000,000

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,	For the nine months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (2,507,466)	18,582
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	229	-
Stock Issues for Services	2,283,600	-
Stock Issued to Retire Third Party Debt	69,300	-
Increase in Other Current Assets	-	(1,078)
Increase in Accounts Payable and Accrued Expenses	15,879	18,229
Net Cash Provided by (Used in) Operating Activities	(138,458)	35,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of Loans to Related Parties	10,265	-
Purchase of Fixed Assets	(805)	-
Net Cash Used in Investing Activities	9,460	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Loans	142,725	(35,581)
Net Cash Provided by (Used in) Financing Activities	142,725	(35,581)

Net (Decrease) Increase in Cash and Cash Equivalents	13,727	132
Cash and Cash Equivalents at Beginning of Period	172	40

Cash and Cash Equivalents at End of Period	$ 13,899	172

NON CASH TRANSACTIONS
Stock issued in share exchange	$ 1,143	$ --
Stock issued for prepaid expenses	$ 582,500	$ --
Stock issued to retire debt	$ 69,300	$ --

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --
Income taxes	$ --	$ --

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other	Non-
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	controlling Interest	Retained Deficit	Total

Balance June 30, 2011	-	-	76,000,000	7,600	4,199,851	-	(3,197)	(4,354,688)	(150,504)
Stock issued on share exchange November 17, 2011	5,284	1	25,415,300	2,542	(2,543)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(268)	(70)	-	(268)
Shares issued for prepaid expense	-	-	1,850,000	185	582,315	-	-	-	582,500
Shares issued to retire debt	-	-	210,000	21	69,279	-	-	-	69,300
Shares issued for services	-	-	6,920,000	692	2,282,908	-	-	-	2,283,600
Net loss	-	-	-	-	-	-	(26,569)	(2,481,095)	(2,507,734)
Balance March 31, 2012	5,284	1	110,395,300	11,040	7,131,810	(268)	(29,836)	(6,835,783)	(276,894)

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

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation. Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES. Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to the former officer and director of Diamond Ranch. Under the terms of the sale, the purchasers assumed all associated debt as consideration. During the three months ended September 30, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of September 30, 2011, liabilities exceeded assets by over $5,000,000. The Company subsequently changed its name to Plandaí Biotechnology, Inc.

For accounting purposes, the share exchange has been treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control. Accordingly, GES elected to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of GES exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously. For equity purposes, the shares issued to acquire GES (76,000,000 shares) have been shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares Common and 5,284 Preferred) treated as a new issuance as of the date of the share exchange. The additional paid-in capital and retained deficit shown are those of GES.

These financial statements should be read in conjunction with the Company’s annual report for the year ended March 31, 2011 previously filed on Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments made were of a normal recurring nature. As a result of the share exchange with GES, the Company changed its fiscal year end to coincide with that of GES, which is June 30. The accompanying financial statements therefore represent the results of operations for the nine months ended March 31, 2012.

Nature of Business

Plandaí Biotechnology, Inc., through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry. Its principle holdings consist of land, farms and infrastructure in South Africa which are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Dunn Roman Holdings Africa (Pty), Ltd	81% owned by GES
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material effect on its financial position, results of operations or cash flows.

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

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented herein.

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

NOTE 2 – PREPAID EXPENSES

In March 2012, the Company issued 350,000 shares of restricted common stock for services that commence in April 2012 and extend for six months. The value of these shares on the date of issuance, $87,500, has been recorded as a prepaid expense.

During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings Africa (Pty) Limited stock which had been previously issued. Shares in the farming company Breakwood Trading 22 (Pty) Limited and Green Gold Biotechnologies (Pty) Limited were issued to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 26% of of both companies to be black owned. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock as a cost of securing the financing. Since, as of March 31, 2012, no funds had been loaned or advanced under the Land Bank loan, the value of the shares on the date of issuance, $495,000, has been recorded as a prepaid expense. As funds are advanced on the loan, the $495,000 will be treated as a loan discount and amortized over the life of the loan (7 years).

NOTE 3 – SHAREHOLDER LOANS PAYABLE

As of March 31, 2012, the Company has outstanding payables to shareholders in the amount of $262,366. These payables were provided for short-term working capital purposes, bear no interest, and are payable on demand.

NOTE 4 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of March 31, 2012 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. For the nine months ended March 31, 2012, the currency translation adjustments were $268.

NOTE 5 – COMMON STOCK

During the nine months ended March 31, 2012, the Company the following issuances of stock:

•

A total of 76,000,000 shares of common stock were issued to acquire 100% of the capital of Global Energy Solutions, Inc., an Irish company the owns several subsidiary companies located in South Africa. For reporting purposes, these shares have been reflected as outstanding since inception and the issued and outstanding capital immediately prior to the share exchange has been shown as issued as of the date of the share exchange.

•

Prior to executing the share exchange, the Company issued 14,000,000 to various third parties in exchange for services rendered. These shares, together with the prior outstanding balance, have been treated as shares issued as of the share exchange date since Global Energy Solutions is the surviving company for reporting purposes.

•

In February 2012, the Company issued a total of 6,920,000 shares of restricted common stock in exchange for services previously rendered. The value of such shares on the date of issuance, $2,283,600, has been recorded as an expense in the current period.

•

In February 2012, the Company issued a total of 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. . The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman

12

stock as a cost of securing the financing. Since, as of March 31, 2012, no funds had been loaned or advanced under the Land Bank loan, the value of the shares on the date of issuance, $495,000, has been recorded as a prepaid expense. As funds are advanced on the loan, the $495,000 will be treated as a loan discount and amortized over the life of the loan (7 years).

•

In February 2012, the Company issued a total of 210,000 shares of restricted common stock to a third party who had previously loaned money to a private company that served as a predecessor to Dunn Roman Holdings-Africa. Since all operations were then later consolidated within Dunn Roman, the note holder was left with no means of repayment. The Company therefore decided to issue shares of stock to satisfy the obligation. The value of the shares on the date of issuance, $69,300, has been recorded as a miscellaneous expense.

•

In March 2012, the Company issued 350,000 shares of restricted common stock for services that commence in April 2012 and extend for six months. The value of these shares on the date of issuance, $87,500, has been recorded as a prepaid expense.

NOTE 6 – MINORITY INTEREST

GES owns 81%of Dunn Roman Holding sAfrica (Pty) Limited, which in turn owns 74% each of Breakwood Trading 22 (Pty, Ltd. and Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, which on the income statement, the minority shareholder allocation of net loss has been shown in Other Comprehensive Income and Loss.

NOTE 7 – FUTURE OBLIGATIONS

In February 2012, the Company entered into a long-term (49 year) lease of a tea estate; avocado and macadamia farms; and timber plantations totaling roughly 8 thousand acres in South Africa. Under the terms of the lease, the Company is required to pay annual rent of R250,000 ($30,000) plus an annual dividend of 26% of net income generated f from equity in both Breakwood Trading 22 (Pty) Limited and Green Gold Biotechnologies (Pty) Limited with a R500,000 ($60,000) annual minimum dividend. The first payment of R20,883 ($2,610) was due April 2012, but by mutual agreement this payment has been changed to September 2012.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa. The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1.

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

The Company was incorporated, as Jerry's Inc., in the State of Florida on November 30, 1942. The company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. In March of 2004 we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry. Operations consisted of packing, processing, custom meat cutting, portion controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers.  On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES.  On November 21, 2011, the Company filed an amendment to the articles of incorporation to change the name of the company to Plandaí Biotechnology, Inc.

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan.  In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $13 million) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations.

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

PRODUCTS AND SERVICES

Plandaí Biotechnologies has a proprietary technology that extracts a high level of bio-available compounds from organic matter including green tea leaves and most other organic materials. Numerous documented scientific studies have been conducted over the past ten years using this technology that releases bioavailable antioxidants and other phytonutrients in form the body can easily absorb. The Company intends to use its notarial leases to focuses on the farming of whole fruits, vegetables and live plant material and the production of Phytofare™ functional foods and botanical extracts for the health and wellness industry using its proprietary extraction technology.

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

CUSTOMERS

Plandaí will market to end users as well as other nutraceutical companies that require high-quality bio-available extracts for their products. In addition, the Company anticipates having surplus farm products including avocado, and macadamia nuts. The Company also controls significant water rights in excess of 2.8 million cubic meters which can be leased to third parties

SALES

For the three and nine months ended March 31, 2012, were $33,850 and $49,017 compared to sales of $60,086 and $59,574 for the three and nine months ended March 31, 2011.

EXPENSES

Our total expenses for the three and nine months ended March 31, 2012 was $2,468,539, and $2,556,751, respectively. Of this amount, 2,283,600 resulted from recording the fair value of stock issued for services previously rendered and $69,300 was attributable to the fair value of stock issued to retire the debt of a predecessor company which was recorded as miscellaneous expense.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2012; the Company's cash used in operating activities totaled $138,458 and cash provided by financing activities was $142,725. As of March 31, 2012, the Company had current assets of $597,830 compared to current liabilities of $320,936.

PLAN OF OPERATION

On November 17, 2011, the Company executed a share exchange with Global Energy Solutions, an Irish company that, through its subsidiaries, controls over 8 thousand acres of plantation properties in South Africa. Now operating as Plandaí Biotechnology, Inc., the Company plans to use a proprietary extraction process to recover bio-available extracts using the farm produce from the plantation, with an initial emphasis on green tea extract. During the 2012 calendar year, the Company will also continue developing products using its bioavailable green tea extract with plans to have market-ready product within 12 months.

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited , executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa.

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

Minority Interest

As a condition for obtaining the financing from the Land and Agriculture Bank of South Africa, the Company is required to maintain black ownership of at least 26% in its South African subsidiaries.  The Company therefore reflects the percentage of net assets and net income or loss allocable to the minority shareholders in the financial statements.

Currency Translation Adjustment

The Company maintains significant operations in South Africa, where the currency is the Rand.  The subsidiary financial statements are therefore converted into US dollars prior to consolidation with the parent entity, Plandaí Biotechnology, Inc. US GAAP requires that the weighted average exchange rate be applied to the foreign income statements and that the closing exchange rate as of the period end date be applied to the balance sheet.  The cumulative foreign currency adjustment is included in the equity section of the balance sheet.

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

In February 2012, the Company issued a total of 6,920,000 shares of restricted common stock in exchange for services previously rendered.  The shares were issued under Rule 144 of the Securities Act of 1933.

In February 2012, the Company issued a total of 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued.  The shares were issued under Rule 144 of the Securities Act of 1933.

In February 2012, the Company issued a total of 210,000 shares of restricted common stock to a third party who had previously loaned money to a private company that served as a predecessor to Dunn Roman Holdings-Africa. Since all operations were then later consolidated within Dunn Roman, the note holder was left with no means of repayment.  The Company therefore decided to issue shares of stock to satisfy the obligation.  The shares were issued under Rule 144 of the Securities Act of 1933.

In March 2012, the Company issued 350,000 shares of restricted common stock for services that commence in April 2012 and extend for six months.  The shares were issued under Rule 144 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

None.

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

PlandaíBiotechnology, Inc.
(Registrant)

Date: May 21, 2012	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)