Form 10-K
period 2012-06-30
Plandai Biotechnology, Inc.
filed 2012-10-15
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012:  $25,505,900.

As of October 8, 2012, the registrant had 110,895,300 outstanding shares of Common Stock.

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

Plandaí Biotechnology, Inc., through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry.  Its principle holdings consist of land, farms and infrastructure in South Africa.  The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.  In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $13 million) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations.

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

As a result of the Share Exchange Agreement and disposition of Diamond Ranch, Ltd., the operations of Diamond Ranch Foods, Ltd., consist entirely of the operations of Global Energy Solutions Corporation Limited and its subsidiaries.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds from organic matter including green tea leaves and most other organic materials. Various tests have been conducted over the past ten years using this technology that generates functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field.  Polyphenols from green tea are an excellent source antioxidant and anti-carcinogenic substances.  The Company intends to use its plantation leases to focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry using its proprietary extraction technology.

The company is presently developing for market two unique extracts: Phytofare™ Green Tea Catechin Extract and Phytofare™ Citrus Limonoid Glycoside Complex.

COMPETITION

The Company faces competition from a variety of sources.  There are several large producers of farm products including green tea and there are numerous companies that develop and market nutraceutical products that include bio-available compounds including those from green tea and citrus extracts.  Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing.  Plandaí intends to compete by producing higher quality, more bioavailable extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing.

CUSTOMERS

Plandaí will market to end users as well as nutriceutical and supplement companies that require high-quality bio-available extracts for their products.  In addition, the Company anticipates having surplus farm products including timber, fruits, and nuts.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year June 30, 2012 was $3,724,648 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

We have a history of operating losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We are focused on product development, and we have not generated any revenues to date. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

The Company and its prospects should be examined in light of the risks and difficulties frequently encountered by new and early stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of products that currently have no market acceptance, our ability to establish and expand our brand name, our ability to expand our operations to meet the commercial demand of our clients, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

•

developing and testing product candidates;

•

 receiving regulatory approvals;

•

commercializing our products;

•

establishing a favorable competitive position.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever have a product that we will bring to market or, if we are successful in doing so, that we will ever become profitable.

We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; the successful testing of our product in both in in vitro and in vivo trials; establishing manufacturing, sales, and marketing arrangements with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings.

If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended June 30, 2011 with respect to our ability to continue as a going concern and expect to receive a similar “going concern” opinion with respect to our year ending June 30, 2012. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated October 14, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses since inception of development stage, have a negative cash flow from operations and have working capital and stockholders’ deficiencies. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no approved products on the market and have generated no product revenues to date.

To date, we have no approved product on the market and have generated no product revenues. Until, and unless, we receive approval from regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants and additional financings, to the extent such financings can be obtained.

We need additional capital. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming production development, research, clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next six months. We anticipate using our cash and cash equivalents to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

•

successful commercialization of our product candidates;

•

 the time and costs involved in obtaining regulatory approval for our product candidates;

•

costs associated with protecting our intellectual property rights;

•

development of marketing and sales capabilities;

•

payments received under future collaborative agreements, if any; and

•

market acceptance of our products.

To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

The Company will require substantial additional funds to support its research and development activities and eventual commercialization. Such additional sources of financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

There is no assurance that we will be successful in raising the additional funds needed to fund our business plan. If we are not able to raise sufficient capital in the near future, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets.

We face intense competition in the markets targeted by our lead product candidates. Many of our competitors have substantially greater resources than we do, and we expect that all of our product candidates under development will face intense competition from existing or future drugs.

We expect that all of our product candidates under development, if approved, will face intense competition from existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify and develop products earlier than we do, or develop products that are more effective or cost less than our products.

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with established pharmaceutical and food additive companies that are pursuing other products for the same indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in treatments or cures superior to any product we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

There can be no assurance that any of our product candidates will be accepted by the marketplace as readily as these or other competing treatments. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that 3rd party manufacturers and consumers will prefer our products to those already in the market.

Furthermore, the food additive industry is diverse, complex, and rapidly changing. By its nature, the business risks associated therewith are numerous and significant. The effects of competition, intellectual property disputes, and  market acceptance preclude us from forecasting revenues or income with certainty or even confidence.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market drugs in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We have received, and are currently seeking, patent protection for numerous processes and finished products. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition, the United States Patent and Trademark Office (the "PTO") and patent offices in other jurisdictions have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on patent applications that are licensed exclusively to us and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

If testing or clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

We rely and expect to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of testing or clinical trials involving our product candidates. We have less control over the timing and other aspects of testing or clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

·

demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

·

reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

·

manufacturing sufficient quantities of a product candidate; and

·

obtaining institutional review board approval to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

·

ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

·

failure to conduct clinical trials in accordance with regulatory requirements;

·

lower than anticipated recruitment or retention rate of patients in clinical trials;

·

lack of adequate funding to continue clinical trials; or

·

negative results of clinical trials.

If clinical trials are unsuccessful, and we are not able to obtain regulatory approvals for our product candidates under development, we will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support our business.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time we will need to hire additional qualified personnel with expertise in clinical testing, clinical research and testing, government regulation, formulation and manufacturing, financial matters and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and our business. If such third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

Successful development of our products is uncertain.

Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new biotech products, including: delays in product development, clinical testing, or manufacturing; unplanned expenditures in product development, clinical testing, or manufacturing; failure to receive regulatory approvals; emergence of superior or equivalent products; inability to manufacture on its own, or through any others, product candidates on a commercial scale; and failure to achieve market acceptance.

Because of these risks, our research and development efforts may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successfully, our business, financial condition, and results of operations may be materially harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, may be submitted to the FDA in the form of an NDA in order to obtain FDA approval to commence commercial marketing using the desired claims. While FDA approval will not be required to sell our products, in order to make certain health-related claims, FDA approval may be required.  In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs - six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some case and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted an NDA to the FDA or an equivalent application to any foreign regulatory authorities for any of our product candidates.

It is possible that none of our product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of any products we develop, may impose additional costs on us or our collaborators, may diminish any competitive advantages that we or our partners may attain, and/or may adversely affect our receipt of revenues or royalties.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

Even if we receive regulatory approval to market one or more of our product candidates, consumers may not accept it or use it. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products; cost-effectiveness of our product relative to competing products; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

Our strategy with our lead product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

The establishment of a marketing, sales, and distribution capability would significantly increase our costs, possibly requiring substantial additional capital. In addition, there is intense competition for proficient sales and marketing personnel, and we may not be able to attract individuals who have the qualifications necessary to market, sell, and distribute our products. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities. If we are unable to, or choose not to establish these capabilities, or if the capabilities we establish are not sufficient to meet our needs, we will be required to establish collaborative marketing, sales, or distribution relationships with third parties.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of consumer products. If the use of one of our products harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. We currently do not carry clinical trial insurance or product liability insurance. We intend to obtain such insurance in the future. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators' products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

EMPLOYEES

The Company, including subsidiaries, currently employs 100 full time employees, of which 80 are engaged in farming, 5 in research and development, and 15 in management and operations.  Once the Company has completed testing on its Phytofare™ products and has its production facility nearing completion, management expects to increase the number of employees engaged in farming, production, and operations significantly.  We assess employee relations to be excellent.

ITEM 1 B. UNRESOLVED STAFFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its subsidiary, Dunn Roman Holdings, controls notarial leases in South Africa encompassing 8,000 acres of tea plantations, farms and associated buildings.  The Company also leases office space in London, England and White River, Mpumalanga, South Africa, and Seattle, Washington.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are quoted and traded from time to time on the OTC.BB with the trading symbol "PLPL."

The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
9/30/2010	$1.58	$1.41
12/31/2010	$0.98	$0.77
3/31/2011	$0.35	$0.23
6/30/2011	$0.19	$0.16
9/30/2011	$0.13	$0.12
12/31/2012	$0.17	$0.15
3/31/2012	$0.26	$0.21
6/30/2012	$0.34	$0.18

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

As of June 30, 2012, there were approximately 542 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

During the year ended June 30, 2012, the Company issued a total of 7,980,000 shares of restricted common stock in exchange for services previously rendered.  The value of such shares on the date of issuance, $2,979,509, has been recorded as an expense in the current period. The shares were issued under Rule 144 of the Securities Act of 1933.

In February 2012, the Company issued a total of 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued.  The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 26% of Dunn Roman be black owned.  The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock as a cost of securing the financing.  The value of the shares on the date of issuance, $585,000, has been recorded as a discount to Long Term Notes Payable.  As funds are advanced on the loan, the $585,000 will be amortized over the life of the loan (7 years). The shares were issued under Rule 144 of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS: 2012 AND 2011 RESULTS

SALES

For the fiscal year ended June 30, 2012, sales were $74,452 compared to sales of $52,782  for the fiscal year ended June 30, 2011.  Sales during both years consisted of avocado, macadamia nuts and timber from the company’s farming operations in South Africa.  The company has not commenced sales of its botanical extracts and does not anticipate having product available for market until mid-2013.

EXPENSES

Our total expenses for the fiscal year ended June 30, 2012 was $3,848,759 compared to $ 137,533 in the prior year.  Of the current year amount, $ 2,977,700 resulted from recording the fair value of stock issued for services previously rendered.  In addition, operations in the prior year were limited as the company was just commencing operations.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended June 30, 2012; the Company's cash used in operating activities totaled $796,296 and cash provided by financing activities was $6,831,061, the majority of which was provided by a bank loan of $5,813,990 that was used to purchase equipment and leasehold improvements for the South African operations.  As of June 30, 2012, the Company had current assets of $27,180 compared to current liabilities of $100,481.

PLAN OF OPERATION

On November 17, 2011, the Company executed a share exchange with Global Energy Solutions, an Irish company that, through its subsidiaries, controls over 8,000 acres of plantation properties in South Africa.  Now operating as Plandaí Biotechnology, Inc., the Company plans to use a proprietary extraction process to create bio-available extracts using the farm produce from the plantation, with an initial emphasis on green tea and citrus extracts.  During the 2012 calendar year, Plandaí expects to commence farming operations and will sell off surplus raw materials including timber, avocados and macadamia nuts.  The Company will also continue developing products using its bioavailable extracts with plans to have market-ready product within 12 months under the Phytofare™ brand name.

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa.

ACQUISITIONS

The company does not anticipate making any acquisitions in the coming twelve months.

TRENDS

Green tea and green tea extracts have become ever-present in consumer products throughout Europe, Asia and the Americas.  Every major beverage manufacturer has a green tea-infused product, but there are also countless other green tea-derived products that have flooded the market in recent years, including:

•

Ice cream

•

Soda

•

Shampoo & conditioner

•

Lotion and skin care products

•

Nail polish

•

Vitamins

•

Weight loss supplements

•

Food additive

•

Soap

A 2008 published report estimated that the market for green tea extract would grow by more than 13% for the next seven years as demand increases in Europe and the United States.  Worldwide, sales for antioxidants, primarily green tea, was $34 billion in 2010.  Sports supplements have also surged in recent years.  In 2010, total worldwide sales were $4.7 billion, of which the US market comprised 66%, and growing at a rate of 15$ per year.

The Phytofare™ Citrus Limonoid Glycoside Complex targets multiple markets including sports medicine and nutrition, dietary supplements, and cold symptom relief.  The market for nutriceutical market is even larger, with $176 billion being spent on food, beverages and supplements fortified with bioactive ingredients including proteins, vitamins and minerals.  Of this amount, $48.8 billion is spent on dietary supplements alone.  The United States comprises 32.8% of the worldwide market for nutriceuticals.

Initially, Plandaí will focus on developing markets within the following target industries:

•

Fortification of food and beverages

•

Wellness

•

Dietary supplements

•

Nutri-cosmetics

•

Cosmeceutics

•

Botanical drugs

•

Athletic supplements

As food and beverage additives, Phytofare™ extracts can be added to virtually any consumable product, or converted into tablet/capsule form, to provide the health benefits in a highly bioavailable form.  This creates a nearly limitless opportunity for food and beverage companies to incorporate Phytofare™-infused products into their product line.

Likewise, supplement manufactures, who have long-touted antioxidant infused-products can now begin incorporating an extract that actually delivers on their claims.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa.  Revenue is recognized when the product is delivered to the customer. Once production of the Company’s Phytofare™ botanical extracts commence in 2013, revenues will be recognized when product is shipped.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Global Energy Solutions, Ltd.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa, Ltd	82% owned by Plandaí Biotechnology, Inc.
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the year ended June 30, 2012. Currently, Global Energy Solutions is subject to a “voluntary strikeoff”, which is a suspension of operations that corporate entities go through in Ireland lasting approximately 60 days before dissolution becomes effective.

Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, establishes standards for accounting for non-controlling interest, sometimes called a minority interest, which is that portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. FAS 160 requires that the minority portion of equity and net income/loss from operations of consolidated entities be reflected in the financial statements. The Company previously adopted FAS 160 and has reflected the impact in the accompanying consolidated financial statements.

All intercompany balances have been eliminated in consolidation.

Foreign Currency Translation

Financial Accounting Statement No. 52, Foreign Currency Translation (FAS 52), sets forth the appropriate accounting treatment under U.S. GAAP for companies that consolidate the results of foreign operations denominated in local currencies. FAS 52 requires that all assets and liabilities be translated at the current spot rate at the date of translation. Equity items, other than retained earnings, are translated at the spot rates in effect on each related transaction date. Retained earnings are translated at the weighted-average rate for the relevant year and income statement items are translated at the average rate for the period, except where specific identification is practicable. The resulting adjustment is not recognized in current earnings, but rather as a component of other comprehensive income. The Company adopted FAS 52 in the year ended June 30, 2012 and has chosen US dollars as the local currency. The effect of adopting FAS 52 have been reflected in the accompanying consolidated financial statements.

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

The Company has incurred a net loss for the years ended June 30, 2012 and 2011. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2012 and 2011, and have made modifications to our present-day operations accordingly.

We intend to expand our business through sales by introducing Phytofare™ branded products in the 2012 calendar year. We will also seek to obtain government grants to fund research and development and are exploring the potential to sell limited licenses to the Phytofare™ product. We expect to raise capital either through a debt or equity transaction, or through the sale of licenses.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 20, 2011, the Company dismissed M & K CPAS, PLLC as independent auditors for the Company. The decision to dismiss M & K CPAS, PLLC and to seek new independent auditors was approved by the Company’s Board of Directors.

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

In June 2012, the Company engaged Cronin & Company as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2011 and 2012 through October 1, 2012, neither the Company nor anyone acting on its behalf consulted with Cronin & Company regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Cronin & Company on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Robison, Hill & Company or a reportable event with respect to Robison, Hill & Company.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2012. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of June 30, 2012 certain information regarding our current directors and executive officers:

Name	Age	Position
Roger Duffield	69	Chairman, President, Secretary and Chief Financial Officer
Callum Baylis-Duffield	27	Vice President-Sales
Daron Baylis Duffield	61	Director
Brian Johnson	56	Director
Timothy Matula	51	Director
David Rzepnicki	45	Director

Roger Duffield – Chairman, President, Secretary and Chief Financial Officer

Roger Duffield has a significant background in the development and management of start-ups, private and public companies, especially in the United States, Europe and South Africa. His previous contributions in the United States public sector include Klinair Technologies Inc. and Rhombic Inc. relating to energy and hydrocarbon technologies. Through his extensive involvement with research and development programs with a number of academic institutions, including Penn State, University of Southern California, University of Washington, and the University of Limerick, Ireland, he was awarded two honorary Russian doctorates in Natural Sciences from the University of Moscow and Novosibirsk. In 2001 the Foundation for International Services, California recognized a degree in BSc. Chemical Engineering.

In 2001 he co-founded Global Energy Solutions Corporation Limited, Dublin, Ireland, recently acquired by Plandaí Biotechnology, Inc., and in 2003, the USA-based Research Company, CRS Technologies Inc. Mr. Duffield now heads this group of companies specializing, through private and public investment in the farming and recovery of highly valuable botanical extracts with unique characteristics.

Callum Baylis-Duffield - Vice President

Mr. Callum Baylis-Duffield is a graduate in International Business with French (BA Hons) from the University of the West of England. From 2007-2010, he was employed by Johnson and Johnson UK as a marketing & sales manager of a proprietary surgical device. Since 2010 he has been exclusively employed by Global Energy Solutions as the Director of Marketing and Sales and for the past 18 months has been based in South Africa where he has been integral to bringing the proprietary extract to market. Mr Baylis-Duffield has been involved with the research and development of the Plandaí’s proprietary emulsions since 2004 and has worked extensively with the USA scientific team.

Daron Baylis Duffield – Director

Daron Baylis Duffield has a PhD in Clinical Psychology and is a consultant psychiatrist with an international practice. She is the co-founder and Director of Global Energy Solutions Corporation Limited. Born in Malawi and has lived a great deal of her life in East and Southern Africa, she has an in-depth knowledge of the malnutrition crisis, alongside the accompanying physical and psychological dilemmas facing the people of Africa. During the 1990s she worked with the Red Cross in the HIV/Aids programs in South Africa.

Brian Johnson – Director

Mr. Johnson is a patent attorney with a Bachelor of Science degree in Electrical Engineering and Juris Doctorate degree, both from the University of Texas, Austin and a Bachelor of Science degree in Mechanical Engineering from the University of Colorado, Boulder. He has practiced as an engineer in the United States Air Force as well as in the private sector, was previously a patent inspector, and was admitted to the Texas State Bar in 1995. Since 2008, he has served a patent counsel for Intellectual Ventures, LLC, prior to which he was Of Counsel Attorney for Davis Wright Tremaine, LLP.

Timothy Matula – Director

Mr. Matula holds a Bachelor of Science degree in Business Administration from California State University, Fresno, and has experience in SEC compliance, Sarbannes-Oxley compliance, finance, and accounting. He has over ten years working in Asia, most recently with ChinaTel Group, Inc., as Director of Communications since 2008 and, prior to that with Nuvilex, Inc.

David Rzepnicki – Director

Mr. Rzepnicki holds a Bachelor of Science degree in Accounting from Barry University and has worked as a Chief Financial Officer or Controller for several companies across a diversified field of industries including fashion, real estate, energy, logistics and insurance. He currently serves as controller for Excess Health, Inc., prior to which he was controller for Missmatched, Inc. and Chief Financial Officer of Scott-Lawrence Realty and Development Corporation.

DIRECTOR COMPENSATION

The Company does not presently have any compensation agreements with its directors.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions at the satisfaction of the Board of Directors.

FAMILY RELATIONSHIPS

Roger Duffield and Daron Baylis Duffield are married. Callum Baylis-Duffield is the son of Roger Duffield and Daron Baylis Duffield.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended June 30, 2012, the Company believes that all reports were timely filed by such persons.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended June 30, 2012 and June 30, 2011, for services rendered in all capacities to the Company:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Duffield, CEO, CFO and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Callum Baylis-Duffield, VP	2012	7,410	-0-	-0-	-0-	-0-	-0-	-0-	7,410
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tim Matula Director	2012	27,744	-0-	1,911,000	-0-	-0-	-0-	-0-	1,938,744
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daron Baylis Duffield, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Johnson Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Rzepnicki Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We do not have a long-term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Roger Duffield Chairman, President, Secretary and Chief Financial Officer	76,000,000(4)	Common	69%
Callum Baylis-Duffied, VP-Sales	500,000	Common	*
Daron Baylis Duffield Director	76,000,000(4)	Common	69%
Brian Johnson Director	1,500,000	Common	1.3%
Timothy Matula Director	4,900,000	Common	4.5%
David Rzepnicki Director	84,000	Common	*
All Officers and Directors as a group (6 in number) *Denotes less than 1%	82,984,000	Common	75%

(1) Unless otherwise stated, the address of all persons is 2226 Eastlake Avenue East #156, Seattle, WA 98102.

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

(3) The above percentages are based on 110,895,300 shares of common stock outstanding as of June 30, 2012.

(4) These shares are held by a trust of which Roger Duffield and Daron Baylis-Duffield are the beneficiaries.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our Company. Presently in the by-laws there are no provisions that could delay a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To the best of our knowledge, there are no other transactions involving any Director, Executive Officer, any nominee for election as a Director or Officer, or any 5% shareholder who is a beneficial owner or any member of the immediate family of the same, except as listed below:

In June 2012, the Company’s subsidiary, Green Gold Biotechnology (Pty), Ltd., ordered machinery and equipment from CRS Technology, Inc., a company controlled by a trust of which Roger Duffield and Daron Baylis Duffield are the beneficiaries.  The total purchase price of the assets acquired of approximately $5,779,200 (R47,793,992) was paid for from proceeds from the Land and Agriculture Bank of South Africa.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by the Company’s former auditor Robison, Hill & Company, and Cronin & Company, the Company’s current principal accountant for professional services rendered during 2012 and 2011:

Services	2012	2011

Audit Fees	$18,000	$22,000
Audit-Related Fess	-	-
Tax Fees	-	-
Total	$18,000	$22,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Cronin & Company and Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Plandaí Biotechnology, Inc. Articles		10SB-12G		3.1	3/6/2005
3.2	Plandaí Biotechnology, Inc. By-Laws		10SB-12G		3.2	3/6/2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

PLANDAÍ BIOTECHNOLOGY, INC. FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

C O N T E N T S

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Plandaí Biotechnology, Inc.
Seattle, WA

I have audited the accompanying consolidated balance sheets of Plandaí Biotechnology, Inc. as of June 30, 2012 and 2011 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plandaí Biotechnology, Inc. as of June 30, 2012 and 2011 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $3.7 million loss from operations and consumed $700,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 14, 2012

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL Orlando, Florida

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2012 (Audited)	June 30, 2011 (Audited)
ASSETS
Current Assets:
Cash	$5,112	$174
Prepaid Expense	22,068	-
Total Current Assets	27,180	174

Fixed Assets – Net	215,837	-
Deposit on Equipment	5,813,990	-

Total Assets	$6,057,007	$174

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$64,322	$36,905
Accrued Interest	28,219	-
Related Party Payables	7,940	184,880
Total Current Liabilities	100,481	197,667

Loans from Related Parties	402,903	-
Credit Line	614,168	-
Long Term Debt, Net of Discount	5,228,990	-
TOTAL LIABILITIES	6,346,542	221,785

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, par value $0.0001 110,895,300 and 76,000,000 shares issued and outstanding as of June 30, 2012 and 2011	11,090	7,600
Additional Paid-In Capital	7,894,278	4,195,610
Cumulative Foreign Currency Translation Adjustment	4,225	-
Retained Deficit	(8,134,698)	(4,410,050)
Total Stockholders’ Deficit	(225,105)	(206,840)
Non-controlling Interest	(64,430)	(14,771)
Equity Allocated to Plandaí Biotechnology	(289,535)	(221,611)

Total Liabilities and Stockholders' Deficit	$6,057,007	$174

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Audited)
	Year Ended
	June 30,	June 30,
	2012	2011
Revenues	$-	$-

Expenses:
Payroll	2,301,534	4,727
Professional Services	1,135,056	99,085
Accounting Fees	200,711	11,998
Utilities	35,745	3,267
Vehicle Expense	18,136	6,160
Repairs & Maintenance	17,065	4,105
Travel	11,384	385
General & Administrative	100,552	6,224
Total Expenses	3,820,173	135,951

Operating Loss	(3,820,173)	(135,951)

Other Income (Expense)
Interest Expense	(28,586)	(1,582)
Other Income	74,452	52,782

Net Income Loss	$(3,774,307)	$(84,751)

Loss Allocated to Non-controlling Interest	49,659	14,771

Net Loss, Adjusted	(3,724,648)	(69,980)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	4,225	-

Comprehensive (Loss)	$(3,720,423)	$(69,980)
Basic & diluted loss per share	$(0.04)	$(0.00)
Weighted Avg. Shares Outstanding	96,323,533	76,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,724,648)	(69,980)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Foreign Currency Translation	4,225	-
Stock Issues for Services	2,977,700	-
Net Loss Allocated to Non-Controlling Owners	(49,659)	(14,771)
Increase in Prepaid Expense	(22,068)	-
Increase(Decrease) in Accounts Payable and Accrued Expenses	27,417	17,750
(Decrease)Increase in Related Party Payable	(37,482)	67,135
Increase in Accrued Interest	28,219	-
Net Cash (Used in) Provided by Operating Activities	(796,296)	134

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Equipment	(5,813,990)	-
Purchase of Fixed Assets	(215,837)	-
Net Cash Used in Investing Activities	(6,029,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Long Term Borrowings	5,813,990	-
Net Advances on Credit Line	614,168	-
Increase in Notes Payable, Related Parties	402,903	-
Net Cash Provided by Financing Activities	6,831,061	-

Net (Decrease) Increase in Cash and Cash Equivalents	4,938	134
Cash and Cash Equivalents at Beginning of Period	174	40
Cash and Cash Equivalents at End of Period	$ 5,112	174

NON CASH TRANSACTIONS
Stock issued for services	$ 2,977,700	-
Forgiveness of Related Party Loans	$ 139,458	-
Stock issued for loan origination fee	$ 585,000	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -
The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

STATEMENT OF EQUITY

				Cumulative
	Common Stock		Additional	Foreign
	Shares	Amount	Paid-in Capital	Currency Translation	Minority Interest	Retained Deficit	Total
Balance June 30, 2010 (Unaudited)	76,000,000	$ 7,600	4,195,610	$ -	$ -	$(4,340,070)	$ (136,860)
Net loss	-	-	-	-	(14,771)	(69,980)	(84,751)
Balance June 30, 2011	76,000,000	7,600	4,195,610	-	(14,771)	(4,410,050)	(221,611)
Deemed capital contribution from forgiveness of related party debt	-	-	139,458	-	-	-	139,458
Stock issued on share exchange November 17, 2011	25,415,300	2,542	(2,542)	-	-	-	-
Foreign currency translation adjustment	-	-	-	4,225	-	-	4,225
Shares issued as loan origination fee	1,500,000	150	584,850				585,000
Shares issued for services	7,980,000	798	2,976,902	-	-	-	2,977,700
Net loss	-	-	-	-	(49,659)	(3,724,648)	(3,774,307)
Balance June 30, 2012	110,895,300	$ 11,090	7,894,278	$ 4,225	$ (64,430)	$(8,134,698)	$ (289,535)

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2012 AND JUNE 30, 2011

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Plandaí Biotechnology, Inc.’s (the “Company”) consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

 Plandaí Biotechnology, Inc., through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry.  Its principle holdings consist of land, farms and infrastructure in South Africa.  The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

Organization and Basis of Presentation

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation.  Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES.  Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to a former officer and director of Diamond Ranch.  Under the terms of the sale, the purchasers assumed all associated debt as consideration.  During the three months ended September 30, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of September 30, 2011, liabilities exceeded assets by over $5,000,000.  The Company subsequently changed its name to Plandaí Biotechnology, Inc.

For accounting purposes, the share exchange has been treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company.  Electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Plandaí Biotechnology, Inc. exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously.  For equity purposes, the shares issued to acquire GES (76,000,000 shares) have been shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares Common) treated as a new issuance as of the date of the share exchange.  The additional paid-in capital and retained deficit shown are those of GES and its subsidiary operations.

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature.  As a result of the share exchange, the Company changed its fiscal year end to coincide with that of GES, which is June 30.  The accompanying financial statements therefore represent the results of operations for the twelve months ended June 30, 2012.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Plandaí Biotechnology, Inc. and its wholly-owned subsidiaries, is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa.  Revenue is recognized when the product is delivered to the customer. Once production of the Company’s Phytofare™ botanical extracts commence in 2013, revenues will be recognized when product is shipped.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized.  At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2012.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and that of South Africa. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before April 1, 2007.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Emerging Growth Company

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

Advertising

Advertising costs are expensed as incurred.

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Global Energy Solutions, Ltd.

100% owned by Plandaí Biotechnology, Inc.

Dunn Roman Holdings—Africa, Ltd

82% owned by Plandaí Biotechnology, Inc.

Breakwood Trading 22 (Pty) Ltd.

74% owned by Dunn Roman Holdings-Africa

Green Gold Biotechnologies (Pty) Ltd.

74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí.  All liabilities were either satisfied or forgiven and all bank accounts closed.  There were no operations in Global Energy Solutions during the year ended June 30, 2012.  Currently, Global Energy Solutions is subject to a “voluntary strikeoff”, which is a suspension of operations that corporate entities go through in Ireland lasting approximately 60 days before dissolution becomes effective.

All intercompany balances have been eliminated in consolidation.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this update will have a material impact on its financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented. The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not early adopt this guidance and do not believe our adoption of the new guidance in 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting update that will add new disclosure requirements for entities with recognized financial instruments that are appropriately offset on the balance sheet or that are subject to a master netting arrangement. The accounting update is effective for periods beginning on or after January 1, 2013 with retrospective presentation. We do not believe this guidance will have a material impact on our presentation and disclosure.

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

Financial Accounting Statement No. 52, Foreign Currency Translation (FAS 52), sets forth the appropriate accounting treatment under U.S. GAAP for companies that consolidate the results of foreign operations denominated in local currencies.  FAS 52 requires that all assets and liabilities be translated at the current spot rate at the date of translation. Equity items, other than retained earnings, are translated at the spot rates in effect on each related transaction date. Retained earnings are translated at the weighted-average rate for the relevant year and income statement items are translated at the average rate for the period, except where specific identification is practicable. The resulting adjustment is not recognized in current earnings, but rather as a component of other comprehensive income.  The Company adopted FAS 52 in the year ended June 30, 2012 and has chosen US dollars as the local currency.  The effect of adopting FAS 52 have been reflected in the accompanying consolidated financial statements.

Statement of Financial Accounting Standards No. 35, Capitalization of Interest Costs, establishes standards for capitalizing interest cost as part of the historical cost of acquiring certain assets. To qualify for interest capitalization, assets must require a period of time to get them ready for their intended use.  In the year Ended June 30, 2012, the Company borrowed funds to commence the construction of a manufacturing facility which is expected to be completed during 2013.  The company accordingly adopted FAS 35 and capitalized interest associated with the borrowing.

Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, establishes standards for accounting for noncontrolling interest, sometimes called a minority interest, which is that portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  FAS 160 requires that the minority portion of equity and net income/loss from operations of consolidated entities be reflected in the financial statements.  The Company previously adopted FAS 160 and has reflected the impact in the accompanying consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its three South African Subsidiaries at June 30, 2012:

	South Africa	United States
Assets	$ 6,056,142	$ 883
Liabilities	6,298,339	48,076
Revenues	74,452	-
Expenses	$ 248,037	$ 3,551,063

NOTE 4 –LOANS FROM RELATED PARTIES

As of June 30, 2012, the Company has outstanding loans to various related parties in the amount of $402,903. These loans were provided for short-term working capital purposes, bear interest at rates between 8-10%, and mature on January 1, 2014.

NOTE 5-LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000.  The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum.  As of June 30, 2012, the balance drawn down on the credit line was $614,168 and accrued interest was $18,908.

NOTE 6 – LONG-TERM DEBT

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa.   The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand.  The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years.  In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí.  In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid).  The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa.  By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1.

As of June 30, 2012, a total of $5,813,990 has been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchased fixed assets that will be employed in South Africa to produce the company’s botanical extracts.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued.  The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned.  The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years).  Since the initial drawn down of funds under the Land Bank loan took place in late June 2012, no amortization for the year ended June 30, 2012 was recorded.

As of June 30, 2012, the loan balance was:

Loan Principle

$5,813,990

Less: Discount

     585,000

Net Loan per Books

$5,228,990

NOTE 7 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand.  Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of June 30, 2012 applied to the balance sheet.  Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet.  As of June 30, 2012, the cumulative currency translation adjustments were $4,225.

NOTE 8 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2012 and June 30, 2011consisted of the following:

	June 30, 2012	June 30, 2011
Leasehold Improvements	$ 215,837	$-
Less: accumulated depreciation	-	-

	$ 215,837	$-

Depreciation expense

Depreciation expense for the year ended June 30, 2012 and 2011 was $0. The Company has not begun depreciating the leasehold improvements because they had not been completed as of June 30, 2012. Once completed the company will begin to amortize over the life of the lease.

NOTE 9 – DEPOSIT ON EQUIPMENT

Deposit on Equipment consists of machinery and equipment ordered from CRS Technologies. A deposit of $5,813,990 has been paid to CRS Technologies via a loan from Land Bank described in Note 6.  However, delivery is not expected for several months.

NOTE 10 – COMMON STOCK

During the year ended June 30, 2012, the Company recorded the following issuances of stock:

•

A total of 76,000,000 shares of common stock were issued to acquire 100% of the capital of Plandaí Biotechnologies, Inc., which owns several subsidiary companies located in South Africa.  For reporting purposes, these shares have been reflected as outstanding since inception and the issued and outstanding capital immediately prior to the share exchange has been shown as issued as of the date of the share exchange.

•

Prior to executing the share exchange, the Company issued 14,000,000 to various third parties in exchange for services rendered.  These shares, together with the prior outstanding balance, have been treated as shares issued as of the share exchange date since Plandaí is the surviving company for reporting purposes.

•

The Company issued a total of 7,980,000 shares of restricted common stock in exchange for services previously rendered.  The value of such shares on the date of issuance, $2,979,509, has been recorded as an expense in the current period.

•

In February 2012, the Company issued a total of 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued.  The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 26% of Dunn Roman be black owned.  The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock as a cost of securing the financing. The value of the shares on the date of issuance, $585,000, has been recorded as a discount to Long Term Notes Payable. As funds are advanced on the loan, the $585,000 will be amortized over the life of the loan (7 years).

NOTE 11 – MINORITY INTEREST

Plandaí owns 82% of Dunn Roman Holdings—Africa, which in turn owns 74% each of Breakwood Trading 22 (Pty, Ltd. and Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank.  While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements.  On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the minority shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

NOTE 12 – FUTURE OBLIGATIONS

In February 2012, the Company entered into a long-term (49 year) lease of tea, avocado, macadamia and timber  plantation estates totaling roughly 8  thousand acres in South Africa.  Under the terms of the lease, the Company is required to pay annual rent of R250,000 ($30,000) plus an annual dividend of 26% of net income generated from the use of the property with a R500,000 ($60,000) annual minimum dividend.  The first payment of R20,883 ($2,610) was due April 2012, but by mutual agreement this payment has been extended until funding is received under the loan from the Land Bank of South Africa.

On March 1, 2012, the Company entered into a 10 year lease for office space for its subsidiary Dunn Roman Holdings. Under the terms of the lease, payments will be $2,500 a month. The leaser is a related party to the Company. See note 14 for more information.

The table below summarized the future lease obligations for the fiscal years ended.

	Tea Estate	Office Space
June 30, 2013	$ 360,000	$ 30,000
June 30, 2014	360,000	30,000
June 30, 2015	360,000	30,000
June 30, 2016	360,000	30,000
June 30, 2017	360,000	30,000
Total five year lease obligation	$ 1,800,000	$ 150,000

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the loans payable as discussed above (see Note 4), the Company had the following related party transactions during the year ended June 30, 2012:

•

Payables totaling $7,940 which consists primary of amounts owed to a company controlled by an officer and director of the company which paid certain legal expenses on behalf of the company.

•

As of June 30, 2012, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $402,903. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.

•

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company.  The lease agreement call for monthly payments of $2,500.   During the year ended June 30, 2012, a total of $7,500 has been paid in rent expense.

•

In June 2012, the Company ordered machinery and equipment from CRS Technology, Inc., a company controlled by an officer and director of the Company.  The total purchase price of the assets acquired of approximately $5,952,788 (R47,793,992) was paid for from proceeds from the Land and Agriculture Bank of South Africa (see Note 5).

NOTE 14 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than as listed below, no material subsequent events exist through the date of this filing.

Subsequent to June 30, 2012, the Company entered into a license agreement under which is sold the license to develop and market pharmacologic applications of all Phytofare™ products, including the development of drug applications for treating cancers, viruses, parasitic infection and all other health related diseases, to Phyto Pharmacare, Inc., in exchange for a lump sum payment of $3,000,000. Phyto Pharmacare, Inc. is a third party company formed in September 2012 specifically to develop and market drug applications of the Phytofare™ products. As part of the license agreement, Plandaí received a 51% ownership interest in Phyto Pharmacare. Phyto Pharmacare has subsequently entered into a stock purchase agreement in which it agreed to sell 44% of Phyto Pharmacare’s common stock for $5,000,000, of which $3,000,000 will be used to purchase the license from Plandaí and the balance will be retained by Phyto Pharmacare to cover the costs of testing and clinical trials. Plandaí retains the worldwide exclusive license to develop and market Phytofare™ products for non-medical applications including health & wellness, nutrition, supplement and agricultural markets.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc. (Registrant)
October 15, 2012	By: /s/ Roger Duffield Roger Duffield, President(On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2012	/s/ Daron Baylis Duffield Daron Baylis Duffield, Director

Date: October 15, 2012	/s/ Brian Johnson Brian Johnson, Director

Date: October 15, 2012	/s/ Timothy Matula Timothy Matula, Director

Date: October 15, 2012	/s/ David Rzepnicki David Rzepnicki, Director