Form 10-Q
period 2012-09-30
Plandai Biotechnology, Inc.
filed 2012-11-19
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	45-3642179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2226 Eastlake Avenue East #156, Seattle, WA	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 466-0212

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2012, the issuer had 110,895,300 shares of its common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012 (Unaudited)	2012 (Audited)
ASSETS
Current Assets:
Cash	$474,703	$5,112
Prepaid Expense	81,758	22,068
Accounts Receivable	28,134	-
Total Current Assets	584,595	27,180

Deposits on Equipment	5,935,133	5,813,990
Fixed Assets – Net	807,470	215,837

Total Assets	$7,327,198	$6,057,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$82,597	$64,322
Accrued Interest	40,352	28,219
Related Party Payables	56,408	7,940
Total Current Liabilities	179,359	100,481

Loans from Related Parties	571,855	402,903
Credit Line	736,343	614,168
Long Term Debt, Net of Discount	6,548,878	5,228,990
TOTAL LIABILITIES	8,036,433	6,346,542

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 110,895,300 shares issued and outstanding as of September 3, 2012 and June 30, 2012	11,090	11,090
Additional Paid-In Capital	7,896,903	7,894,278
Retained Deficit	(8,446,768)	(8,134,698)
Cumulative Foreign Currency Translation Adjustment	4,635	4,225
Total Stockholders’ Deficit	(534,140)	(225,105)
Non-controlling Interest	(175,095)	(64,430)
Equity Allocated to Plandaí Biotechnology	(709,235)	(289,535)

Total Liabilities and Stockholders' Deficit	$7,327,198	$6,057,007

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Revenues	$133,816	$-

Expenses:
Payroll	115,513	18,283
Professional Services	180,884	21,277
Accounting Fees	32,408	582
Utilities	18,526	7,034
Vehicle Expense	8,411	5,117
Repairs & Maintenance	6,264	3,347
Travel	3,656	274
Depreciation	14,412	-
General & Administrative	142,900	1,213
Total Expenses	522,975	57,127

Operating Income (Loss)	(389,159)	(57,127)

Other Income (Expense)
Interest Expense	(33,576)	(424)

Net Income (Loss)	$(422,735)	$(57,551)

Loss Allocated to Non-controlling Interest	110,665	-

Net Loss, Adjusted	$(312,070)	$(57,551)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	410	-

Comprehensive (Loss)	$(311,660)	$(57,551)
Basic & diluted loss per share	$(0.00)	$(0.00)
Weighted Avg. Shares Outstanding	110,895,300	76,000,000

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,	For the three months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (312,070)	$ (57,551)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	14,412	-
Loss Allocated to Non-controlling Owners	(110,665)	-
Foreign Currency Translation Adjustment	410	-
Forgiveness of Interest	2,625
Increase in Prepaid Expenses	(59,690)	-
Increase in Accounts Receivable	(28,134)	-
Increase in Accounts Payable and Accrued Expenses	18,275	53,056
Increase in Related Party Payables	48,468	4,663
Increase in Accrued Interest	12,133	-
Net Cash Provided by (Used in) Operating Activities	(407,279)	168

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	(121,143)	-
Purchase of Fixed Assets	(606,045)	-
Net Cash Used in Investing Activities	(727,188)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	1,319,888	-
Net Borrowings under Credit Line	122,175	-
Loans from Related Parties	168,952	-
Net Cash Provided by (Used in) Financing Activities	1,611,015	-

Net (Decrease) Increase in Cash and Cash Equivalents	469,591	168
Cash and Cash Equivalents at Beginning of Period	5,112	174

Cash and Cash Equivalents at End of Period	$ 474,703	$ 342

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$--
Income taxes	$ --	$--

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

				Cumulative
	Common Stock		Additional	Foreign
	Shares	Amount	Paid-in Capital	Currency Translation	Minority Interest	Retained Deficit	Total
Balance June 30, 2010 (Unaudited)	76,000,000	$ 7,600	4,195,610	$ -	$ -	$ (4,340,070)	$ (136,860)
Net loss	-	-	-	-	(14,771)	(69,980)	(84,751)
Balance June 30, 2011	76,000,000	7,600	4,195,610	-	(14,771)	(4,410,050)	(221,611)
Deemed capital contribution from forgiveness of related party debt	-	-	139,458	-	-	-	139,458
Stock issued on share exchange November 17, 2011	25,415,300	2,542	(2,542)	-	-	-	-
Foreign currency translation adjustment	-	-	-	4,225	-	-	4,225
Shares issued as loan origination fee	1,500,000	150	584,850				585,000
Shares issued for services	7,980,000	798	2,976,902	-	-	-	2,977,700
Net loss	-	-	-	-	(49,659)	(3,724,648)	(3,774,307)
Balance June 30, 2012	110,895,300	$ 11,090	7,894,278	$ 4,225	$(64,430)	$ (8,134,698)	$ (289,535)
Foreign currency translation adjustment	-	-	-	410	-	-	410
Forgiveness of interest			2,625
Net loss	-	-	-	-	(110,665)	(312,070)	(422,735)
Balance September 30, 2012	110,895,300	$ 11,090	7,896,903	$ 4,635	$ (175,095)	$ 8,446,768	$ (709,235)

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

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

These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2012 previously filed on Form 10-K.  In management’s opinion,  all adjustments necessary for a fair statement of the results for the interim periods have been made.  All adjustments  made were of a normal recurring nature.

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

In management’s opinion,  all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments  made were of a normal recurring nature.  As a result of the share exchange, the Company changed its fiscal year end to coincide with that of GES, which is June 30.  The accompanying financial statements therefore represent the results of operations for the three months ended September 30, 2012.

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

Global Energy Solutions, Ltd.

100% owned by Plandaí Biotechnology, Inc.

Dunn Roman Holdings—Africa, Ltd

                 82% owned by Plandaí Biotechnology, Inc.

Breakwood Trading 22 (Pty) Ltd.

74% owned by Dunn Roman Holdings-Africa

Green Gold Biotechnologies (Pty) Ltd.

74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí.  All liabilities were either satisfied or forgiven and all bank accounts closed.  There were no operations in Global Energy Solutions during the three months ended September 30, 2012.  Currently, Global Energy Solutions is subject to a “voluntary strikeoff”, which is a suspension of operations that corporate entities go through in Ireland lasting approximately 60 days before dissolution becomes effective.

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

Non-Controlling Interest

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

NOTE 3 – LOANS FROM RELATED PARTIES

As of September 30, 2012, the Company has outstanding loans to various related parties in the amount of $571,855. These loans were provided for short-term working capital purposes, bear interest at 4%, and become payable once the Company’s obligation to the Land & Agriculture Bank of South Africa has been repaid.  Accordingly, this balance has been classified as a long liability as of September 30, 2012.  During the quarter ended September 30, 2012, the Company and the note holders agreed to reduce the interest rate from 8% to 4%, which was applied retroactively to the prior balance.  As a result, $2,625 in interest expense was forgiven, which was reflected as an increase in Paid In Capital since the note holders were related parties.

NOTE 4 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000.  The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum.  As of September 30, 2012, the balance drawn down on the credit line was $736,343 and accrued interest was $35,914.

NOTE 5 – LONG-TERM DEBT

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

As of September 30, 2012, a total of $7,133,878 has been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchased fixed assets that will be employed in South Africa to produce the company’s botanical extracts.

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

As of September, 2012, the loan balance was:

Loan Principle

$7,133,878

Less: Discount

    (585,000)

Net Loan per Books

$6,548,878

NOTE 6 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand.  Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of September 30, 2012 applied to the balance sheet.  Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet.  As of September 30, 2012, the cumulative currency translation adjustments were $4,635.

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2012 consisted of the following:

September 30, 2012
Fixed Assets	$821,881
Less: accumulated depreciation	(14,412)

$807,469

Depreciation expense for the three months ended September 30, 2012 was $14,412.

NOTE 8 – DEPOSIT ON EQUIPMENT

Deposit on Equipment consists of machinery and equipment ordered from CRS Technologies. A deposit of $5,935,133 has been paid to CRS Technologies via a loan from Land Bank described in Note 6.  However, delivery is not expected for several months.

NOTE 9 – MINORITY INTEREST

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

NOTE 10 – RELATED PARTY TRANSACTION

The Company had the following related party transactions during the three months ended September 30, 2012:

•

Payables totaling $56,408 which consists primary of amounts owed to a company controlled by an officer and director of the company which paid certain expenses on behalf of the company.

•

As of September 30, 2012, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $571,855. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.

•

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company.  The lease agreement call for monthly payments of $2,500.   During the three months ended September 30, 2012, a total of $7,500 was paid in rent expense.

•

In June 2012, the Company ordered machinery and equipment from CRS Technology, Inc., a company controlled by an officer and director of the Company.  A deposit of approximately $5,928,398 (R47,793,992) was paid for from proceeds from the Land and Agriculture Bank of South Africa (see Note 5).

NOTE 14 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing.

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

DISPOSITION OF SUBSIDIARY

On November 17, 2011, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc. to the former officer and director of Diamond Ranch.  Under the terms of the sale, the purchaser assumed all associated debt as consideration.  During the three and six months prior to their disposition, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of the date of disposition, liabilities exceeded assets by over $5,000,000.

As a result of the Share Exchange Agreement and disposition of Diamond Ranch, Ltd., the operations of Plandaí Biotechnology, Inc. for all periods presented consists exclusively of Plandaí Biotechnologies, Inc,. and its subsidiaries exclusive of Diamond Ranch.

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

SALES

For the three months ended September 30, 2012,  revenues were $90,785, which consisted of sales of avocados, macadamia nuts and timber from the company’s tea estate in South Africa.  There were no revenues generated in the three months ended September 30, 2011 as the company was not yet operating the farm.  Sales of Phytofare™ extracts are not expected to commence until Summer 2013, when the commercial-grade extraction facility is completed.

EXPENSES

Our total expenses for the three months ended September 30, 2012 were $522,975 which consisted primarily of salaries, professional services and general and administrative expenses associated with managing the rehabilitation of the tea estate.  For the three months ended September 30, 2011, expenses were $57,127, which mostly represents accounting and legal fees associated with securing the tea estate lease.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2012; the Company's cash used in operating activities totaled $416,824, which was primarily attributable to a loss from operations, and cash used in investing activities was $727,188 which consisted of the purchase of fixed assets to be used in production.  Cash provided by financing activities was $1,613,603, generated by draw downs on a line of credit and advances on the loan from the Land and Agriculture Bank of South Africa.   As of September 30, 2012, the Company had current assets of $584,595 compared to current liabilities of $179,359.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited , executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by Autumn 2013. The company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of Spring, 2013. Once the facility is tested and operational, the company will commence processing citrus material for its Phytofare™ Citrus Limonoid Glucoside Complex in Summer 2013 until the green tea is ready to harvest.

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

ITEM 3.

QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year ended June 30, 2012 was $3,774,307 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2012 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: November 16, 2012	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)