Form 10-Q
period 2012-12-31
Plandai Biotechnology, Inc.
filed 2013-02-14
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 31, 2013, the issuer had 110,895,300 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012 (Unaudited)	2012 (Audited)
ASSETS
Current Assets:
Cash	$1,385,912	$5,112
Prepaid Expense	63,201	22,068
Accounts Receivable	12	—
Total Current Assets	1,449,125	27,180

Deposits on Equipment	6,229,808	5,813,990
Other Assets	19,450	—
Fixed Assets – Net	1,054,442	215,837

Total Assets	$8,752,824	$6,057,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$84,594	$64,322
Accrued Interest	55,189	28,219
Note Payable - Current	42,789	—
Related Party Payables	158,730	7,940
Total Current Liabilities	341,302	100,481

Loans from Related Parties	578,772	402,903
Credit Line	1,735,005	614,168
Long Term Debt, Net of Discount	7,319,289	5,228,990
TOTAL LIABILITIES	9,974,367	6,346,542

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 110,895,300 shares issued and outstanding as of December 3, 2012 and June 30, 2012	11,090	11,090
Additional Paid-In Capital	7,898,704	7,894,278
Retained Deficit	(8,813,067)	(8,134,698)
Cumulative Foreign Currency Translation Adjustment	10,447	4,225
Total Stockholders’ Deficit	(892,826)	(225,105)
Non-controlling Interest	(328,717)	(64,430)
Equity Allocated to Plandaí Biotechnology	(1,221,543)	(289,535)

Total Liabilities and Stockholders' Deficit	$8,752,824	$6,057,007

The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31
	2012	2011	2012	2011
Revenues	$131,999	$13,896	$249,903	$14,776
Cost of Goods	250,527	36,416	375,129	58,200
Gross Profit	(88,528)	(22,520)	(145,226)	(43,424)

Expenses:
Payroll	125,493	4,167	170,465	4,431
Accounting Fees	13,447	560	59,854	1,300
Utilities	5,378	2,570	19,237	9,480
Research	22,919	—	23,514	—
Insurance	17,998	—	72,959	—
Professional Services	82,301	18,610	150,799	46,174
Depreciation	31,817	—	46,680	—
General & Administrative	104,915	21,647	211,115	22,816
Total Expenses	350,778	47,554	694,438	84,201

Operating Income (Loss)	(439,306)	(70,074)	(839,664)	(127,625)

Interest Expense	(68,343)	—	(105,692)	—
Other Income/(Expense)	—	—	2,702	—

Net Income (Loss)	$(507,649)	$(70,074)	$(942,656)	$(127,625)

Loss Allocated to Non-controlling Interest	$146,969	$—	$264,287	$—

Net Loss, Adjusted	$(360,680)	$(70,074)	$(678,369)	$(127,625)

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	193	(1,051)	6,222	(1,051)
Comprehensive Income (Loss)	(360,487)	(71,125)	(672,147)	(128,676)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Avg. Shares Outstanding	110,895,300	81,707,650	110,895,300	78,853,825

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,	For the six months ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(678,369)	$(43,086)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	46,680	119
Loss Allocated to Non-controlling Owners	(264,287)	—
Foreign Currency Translation Adjustment	6,222	(1,051)
Forgiveness of Interest	4,426
Increase in Prepaid Expenses	(41,133)	—
Increase in Accounts Receivable	(12)	—
Increase in Other Assets	(19,450)	—
Increase in Accounts Payable and Accrued Expenses	20,272	4,498
Increase in Related Party Payables	150,790	—
Increase in Notes Payable-Current	42,789	—
Increase in Accrued Interest	26,970	—
Net Cash Provided by (Used in) Operating Activities	(705,102)	(39,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	(415,818)	—
Purchase of Fixed Assets	(885,285)	(230)
Net Cash Used in Investing Activities	(1,301,103)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	2,090,299	—
Net Borrowings under Credit Line	1,120,837	—
Loans from Related Parties	175,869	41,295
Net Cash Provided by (Used in) Financing Activities	3,387,005	41,295

Net (Decrease) Increase in Cash and Cash Equivalents	1,380,800	1,545
Cash and Cash Equivalents at Beginning of Period	5,112	172

Cash and Cash Equivalents at End of Period	1,385,912	$1,717

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional	Foreign	Cumulative
	Shares	Amount	Paid-in Capital	Currency Translation	Minority Interest	Retained Deficit	Total
Balance June 30, 2011 (Audited)	76,000,000	$7,600	$4,195,610	$—	$(14,771)	$(4,410,050)	$(221,611)
Deemed capital contribution from forgiveness of related party debt	—	—	139,458	—	—	—	139,458
Stock issued on share exchange November 17, 2011	25,415,300	2,542	(2,542)	—	—	—	—
Foreign currency translation adjustment	—	—	—	4,225	—	—	4,225
Shares issued as loan origination fee	1,500,000	150	584,850				585,000
Shares issued for services	7,980,000	798	2,976,902	—	—	—	2,977,700
Net loss	—	—	—	—	(49,659)	(3,724,648)	(3,774,307)
Balance June 30, 2012 (Audited)	110,895,300	11,090	7,894,278	4,225	(64,430)	(8,134,698)	(289,535)
Foreign currency translation adjustment	—	—	—	6,222	—	(10,254)	6,222
Forgiveness of interest			4,426				4,426
Net loss	—	—	—	—	(264,287)	(678,369)	(947,932)
Balance December 31, 2012 (Unaudited)	110,895,300	$11,090	$7,898,704	$10,447	$(328,717)	$8,813,067	$(1,221,543)

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

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

Organization and Basis of Presentation

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation. Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES. Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to a former officer and director of Diamond Ranch. Under the terms of the sale, the purchasers assumed all associated debt as consideration. During the three months ended December 31, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of December 31, 2011, liabilities exceeded assets by over $5,000,000. The Company subsequently changed its name to Plandaí Biotechnology, Inc.

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

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature. As a result of the share exchange, the Company changed its fiscal year end to coincide with that of GES, which is June 30. The accompanying financial statements therefore represent the results of operations for the three and six months ended December 31, 2012.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance has not been recognized. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales.

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

Global Energy Solutions, Ltd. 100% owned by Plandaí Biotechnology, Inc.

Dunn Roman Holdings—Africa, Ltd 82% owned by Plandaí Biotechnology, Inc.

Breakwood Trading 22 (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Green Gold Biotechnologies (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the three months ended December 31, 2012. Currently, Global Energy Solutions is subject to a “voluntary strikeoff”, which is a suspension of operations that corporate entities go through in Ireland lasting approximately 60 days before dissolution becomes effective.

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

NOTE 3 – NOTE PAYABLE - CURRENT

Note payable, current, represents short term financing of the company’s insurance policy covering its South African operations. The total premium is due at the inception of the contract; however, the Company has elected to finance the principle. The unamortized portion of the premium is recorded as Prepaid Expense and the unpaid balance of the premium is recorded as Notes Payable-Current. The Company had a current notes payable balance at December 31, 2012 and 2011 of $42,789 and $0.

NOTE 4 – LOANS FROM RELATED PARTIES

As of December 31, 2012, the Company has outstanding loans to various related parties in the amount of $578,772. These loans were provided for short-term working capital purposes, bear interest at 4%, and become payable once the Company’s obligation to the Land & Agriculture Bank of South Africa has been repaid. Accordingly, this balance has been classified as a long liability as of December 31, 2012. During the six months ended December 31, 2012, the Company and the note holders agreed forgive $4,426 in interest expense, which was reflected as an increase in Paid In Capital since the note holders were related parties.

NOTE 5 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of December 31, 2012, the balance drawn down on the credit line was $752,503 and accrued interest was $54,525.

The remaining balance of Line of Credit, $982,502, relates to borrowings under the credit facility provided by the Land and Agriculture Bank of South Africa (see Note 6).

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

As of December 31, 2012, a total of $7,904,289 has been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchased fixed assets that will be employed in South Africa to produce the company’s botanical extracts.

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

As of December 31, 2012, the loan balance was:

Loan Principle $7,904,289

Less: Discount (585,000)

Net Loan per Books $7,319,289

NOTE 7 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of December 31, 2012 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of December 31, 2012, the cumulative currency translation adjustments were $10,447.

NOTE 8 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
Fixed Assets	$ 1,101,122	$ 215,837
Less: accumulated depreciation	(46,680)	-

	$ 1,054,442	$ 215,837

Depreciation expense for the six months ended December 31, 2012 was $46,680. Depreciation expense for the year ended June 30, 2012 was $0. The Company has not begun depreciating the leasehold improvements because they had not been completed as of June 30, 2012. Once completed the company will begin to amortize over the life of the lease.

NOTE 9 – DEPOSIT ON EQUIPMENT

Deposit on Equipment consists of machinery and equipment necessary for production. A deposit of $6,229,808 has been paid via a loan from Land Bank described in Note 6, of which $415,818 was paid in the six months ended December 31, 2012. However, delivery is not expected for several months.

NOTE 10 – MINORITY INTEREST

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

NOTE 11 – RELATED PARTY TRANSACTION

The Company had the following related party transactions during the six months ended December 31, 2012:

  Payables totaling $158,730 which consists primary of amounts owed to a company controlled by an officer and director of the company which paid certain expenses on behalf of the company.
  As of December 31, 2012, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $578,772. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.
  The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement call for monthly payments of R16,000. During the six months ended December 31, 2012, a total of R96,000 ($11,400) was paid in rent expense.
  In June 2012, the Company ordered machinery and equipment from CRS Technology, Inc., a company controlled by an officer and director of the Company. A deposit of approximately $5,632,240 was paid from proceeds from the Land and Agriculture Bank of South Africa (see Note 6).

NOTE 12 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandai Biotechnology Inc. and its three South African Subsidiaries as of and for the six months ended December 31, 2012:

	South Africa	United States
Assets	$ 8,752,655	$ 169
Liabilities	9,051,639	928,004
Revenues	249,903	-
Expenses	$ 509,764	$ 290,366

NOTE 13 – SUBSEQUENT EVENTS

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

SALES

For the six months ended December 31, 2012, revenues were $249,903, which consisted of sales of avocados, macadamia nuts and timber from the company’s tea estate in South Africa. There were $14,776 in revenues generated in the six months ended December 31, 2011 from the sale of avocados, macadamia nuts and timber. Sales of Phytofare™ extracts are not expected to commence until Fall 2013, when the commercial-grade extraction facility is completed.

EXPENSES

Our total expenses for the six months ended December 31, 2012 were $694,438 which consisted primarily of salaries, professional services and general and administrative expenses associated with managing the rehabilitation of the tea estate. For the six months ended December 31, 2011, expenses were $84,201, which mostly represents accounting and legal fees associated with securing the tea estate lease.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2012, the Company's cash used in operating activities totaled $705,102, which was primarily attributable to a loss from operations, and cash used in investing activities was $1,301,103 which consisted of the purchase of fixed assets and deposits on equipment. Cash provided by financing activities was $3,387,005, generated by draw downs on a line of credit and advances on the loan from the Land and Agriculture Bank of South Africa. As of December 31, 2012, the Company had current assets of $1,449,125 compared to current liabilities of $341,302. For the six months ended December 31, 2011, the Company’s cash used in operating activities totaled $39,520, which was primarily attributable to a loss from operations, and cash used in investing activities was $230 which consisted of the purchase of fixed assets. Cash provided by financing activities was $41,295, which was from loans from related parties.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited , executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by Autumn 2013. The company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of Spring, 2013. Once the facility is tested and operational, the company will commence processing citrus material for its Phytofare™ Citrus Limonoid Glucoside Complex in Fall 2013 until the green tea is ready to harvest.

Management anticipates that it will require additional infusions of capital in order to meet the Company’s long terms and short term operational objectives. Discussions are underway to license aspects of the technology, borrow funds, and secure grants for research and development, a combination of which enable the Company to continue implementing its business plan.

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

Revenue recognition

The Company derives its revenue from the production and sale of farm goods, raw materials and the sale of bioavailable extracts in both raw material and finished product form. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company mainly sells to retailers. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance has not been recognized. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales.

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

None during the three months ended December 31, 2012.

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

Plandaí Biotechnology, Inc. (Registrant)

Date: February 14, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

