Form 10-Q
period 2013-03-31
Plandai Biotechnology, Inc.
filed 2013-05-20
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

Registrant’s telephone number, including area code: (619)202-7456

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 10, 2013, the issuer had 110,645,300 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012 (Unaudited)	2012 (Audited)
ASSETS
Current Assets:
Cash	$574,760	$5,112
Inventory	6,742	—
Accounts Receivable	11,516	—
Total Current Assets	593,018	5,112

Deposits on Equipment	6,349,488	5,813,990
Other Assets	289,245	22,068
Fixed Assets – Net	1,202,514	215,837

Total Assets	$8,434,265	$6,057,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$388,888	$64,322
Accrued Interest	74,276	28,219
Related Party Payables	217,237	7,940
Total Current Liabilities	680,401	100,481

Loans from Related Parties	527,358	402,903
Credit Line	2,208,703	614,168
Long Term Debt, Net of Discount	7,212,182	5,228,990
TOTAL LIABILITIES	10,628,644	6,346,542

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 110,645,300 shares issued and outstanding as of December 3, 2012 and 110,895,300 as of June 30, 2012	11,065	11,090
Additional Paid-In Capital	7,813,729	7,894,278
Retained Deficit	(9,505,268)	(8,134,698)
Cumulative Foreign Currency Translation Adjustment	138,061	4,225
Total Stockholders’ Deficit	(1,542,413)	(225,105)
Non-controlling Interest	(651,966)	(64,430)
Equity Allocated to Plandaí Biotechnology	(2,194,379)	(289,535)

Total Liabilities and Stockholders' Deficit	$8,434,265	$6,057,007

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Revenues	$65,850	$33,850	$313,716	$49,017
Cost of Goods	356,363	—	720,838	—
Gross Profit	(290,513)	33,850	(407,122)	49,017
Expenses:
Salaries & Wages	115,487	2,172,726	308,523	2,215,450
Rent	189,153	—	216,803	—
Utilities	2,102	3,276	6,457	20,453
Research	—	—	23,098	—
Insurance	24,860	—	101,118	—
Professional Services	114,704	170,075	184,124	170,075
Depreciation	40,500	—	87,822	—
General & Administrative	180,206	122,194	445,740	150,505
Total Expenses	667,012	2,468,271	1,373,685	2,556,483
Operating Income (Loss)	(957,527)	(2,434,421)	(1,780,807)	(2,507,466)
Interest Expense	(73,519)	—	(179,952)	—
Other Income/(Expense)	—	—	2,653	—
Net Income (Loss)	$(1,031,044)	$(2,434,421)	$(1,958,106)	$(2,507,466)
Income (Loss) Allocated to Non-controlling Interest	$331,260	$7,507	$587,536	$26,569
Net Loss, Adjusted	$(699,784)	$(2,426,914)	$(1,370,570)	$(2,480,897)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	127,614	(268)	133,836	(268)
Comprehensive Income (Loss)	$(572,170)	$(2,427,182)	$(1,236,735)	$(2,481,165)
Basic & diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted Avg. Shares Outstanding	110,895,300	104,408,633	110,895,300	87,064,120

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,	For the nine months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,370,570)	$(2,480,897)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	87,822	229
Loss Allocated to Non-controlling Owners	(587,536)	(26,569)
Stock Issued for Services	(85,000)	2,283,600
Stock Issued to Retire Third Party Debt	—	69,300
Foreign Currency Translation Adjustment	133,836	—
Forgiveness of Interest	4,426	—
Decrease in Prepaid Expenses	22,068	—
Increase in Accounts Receivable	(11,516)	—
Increase in Inventory	(6,742)	—
Increase in Other Assets	(289,244)	—
Increase in Accounts Payable and Accrued Expenses	324,566	15,819
Increase in Related Party Payables	209,297	—
Increase in Accrued Interest	46,057	—
Net Cash Provided by (Used in) Operating Activities	(1,522,536)	(138,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	(535,498)	—
Repayment of Loans to Related Parties	—	10,265
Purchase of Fixed Assets	(1,074,499)	(805)
Net Cash Used in Investing Activities	(1,609,997)	9,460

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	1,983,192	—
Net Borrowings under Credit Line	1,594,535	—
Loans from Related Parties	124,454	142,725
Net Cash Provided by (Used in) Financing Activities	3,702,181	142,725

Net (Decrease) Increase in Cash and Cash Equivalents	569,648	13,727
Cash and Cash Equivalents at Beginning of Period	5,112	172
Cash and Cash Equivalents at End of Period	$574,760	$13,899

NON-CASH TRANSACTIONS
Stock issued in share exchange	$—	$1,143
Stock issued for prepaid expenses	$—	$582,500
Stock issued to retire debt	$—	$69,300
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional	Foreign	Cummulative
	Shares	Amount	Paid-in Capital	Currency Translation	Minority Interest	Retained Deficit	Total
Balance June 30, 2011 (Audited)	76,000,000	$7,600	$4,195,610	$—	$(14,771)	$(4,410,050)	$(221,611)
Deemed capital contribution from forgiveness of related party debt	—	—	139,458	—	—	—	139,458
Stock issued on share exchange November 17, 2011	25,415,300	2,542	(2,542)	—	—	—	—
Foreign currency translation adjustment	—	—	—	4,225	—	—	4,225
Shares issued as loan origination fee	1,500,000	150	584,850				585,000
Shares issued for services	7,980,000	798	2,976,902	—	—	—	2,977,700
Net loss	—	—	—	—	(49,659)	(3,724,648)	(3,774,307)
Balance June 30, 2012 (Audited)	110,895,300	11,090	7,894,278	4,225	(64,430)	(8,134,698)	(289,535)
Cancelled shares	(250,000)	(25)	(84,975)
Foreign currency translation adjustment	—	—	—	133,836	—	—	(43,044)
Forgiveness of interest	—	—	4,426	—	—	—	4,426
Net loss	—	—	—	—	(587,536)	(1,370,570)	(1,866,227)
Balance March 31, 2013 (Unaudited)	110,645,300	$11,065	$7,813,729	$138,061	$(651,966)	$(9,505,268)	$(2,194,379)

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2013

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

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature. As a result of the share exchange, the Company changed its fiscal year end to coincide with that of GES, which is June 30. The accompanying financial statements therefore represent the results of operations for the three and nine months ended March 31, 2013.

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

Global Energy Solutions, Ltd. 100% owned by Plandaí Biotechnology, Inc.

Dunn Roman Holdings—Africa, Ltd 82% owned by Plandaí Biotechnology, Inc.

Breakwood Trading 22 (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Green Gold Biotechnologies (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the three months ended March 31, 2013. As of March 31, 2013, Global Energy Solutions had been dissolved.

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

NOTE 3 – LOANS FROM RELATED PARTIES

As of March 31, 2013, the Company has outstanding loans to various related parties in the amount of $527,358. These loans were provided for short-term working capital purposes, bear interest at 4%, and become payable once the Company’s obligation to the Land & Agriculture Bank of South Africa has been repaid. Accordingly, this balance has been classified as a long liability as of March 31, 2013. During the nine months ended March 31, 2013, the Company and the note holders agreed forgive $4,426 in interest expense, which was reflected as an increase in Paid In Capital since the note holders were related parties.

NOTE 4 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of March 31, 2013, the balance drawn down on the credit line was $752,503 and accrued interest was $73,337.

The remaining balance of Line of Credit, $1,456,200, relates to borrowings under the credit facility provided by the Land and Agriculture Bank of South Africa (see Note 5).

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

As of March 31, 2013, a total of $7,797,182 has been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchased fixed assets that will be employed in South Africa to produce the company’s botanical extracts.

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

As of March 31, 2013, the loan balance was:

Loan Principle $7,797,182

Less: Discount (585,000)

Net Loan per Books $7,212,182

NOTE 6 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of March 31, 2013 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of March 31, 2013, the cumulative currency translation adjustments were $138,061.

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012
Fixed Assets	$ 1,284,172	$ 215,837
Less: accumulated depreciation	(81,658)	-

	$ 1,202,514	$ 215,837

Depreciation expense for the nine months ended March 31, 2013 was $87,822. Depreciation expense for the year ended June 30, 2012 was $0. The Company has not begun depreciating the leasehold improvements because they have not been completed as of March 31, 2013. Once completed, the company will begin to amortize over the life of the lease.

NOTE 8 – DEPOSIT ON EQUIPMENT

Deposit on Equipment consists of machinery and equipment necessary for production. A deposit of $6,349,488 has been paid via a loan from Land Bank described in Note 6. Delivery is expected to be completed by the end of August 2013.

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

NOTE 10 – RELATED PARTY TRANSACTION

The Company had the following related party transactions during the nine months ended March 31, 2013:

  Payables totaling $217,237 which consists primary of amounts owed to a company controlled by an officer and director of the company which paid certain expenses on behalf of the company.
  As of March 31, 2013, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $527,358. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.
  The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement call for monthly payments of R16,000. During the nine months ended March 31, 2013, a total of R144,000 ($16,600) was paid in rent expense.
  In June 2012, the Company ordered machinery and equipment from CRS Technology, Inc., a company controlled by an officer and director of the Company. A deposit of approximately $5,632,240 was paid from proceeds from the Land and Agriculture Bank of South Africa (see Note 5).

NOTE 11 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandai Biotechnology Inc. and its three South African Subsidiaries as of and for the nine months ended March 31, 2013:

	South Africa	United States
Assets	$ 8,433,573	$ 692
Liabilities	9,620,127	1,008,516
Revenues	313,716	-
Expenses	$ 1,167,959	$ 375,615

NOTE 12 – COMMON STOCK

The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001.

During the quarter ended March 31, 2013, the Company cancelled 250,000 shares of common stock that had been issued in the prior year for services to be performed. Those services were never rendered, resulting in the shares being returned to the company and cancelled. The value of the shares was previously recorded as an $85,000 operating expense. In the three months ended March 31, 2013, the Company recorded an $85,000 reduction in operating expenses.

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

The company is presently developing for market two unique extracts: Phytofare™ Catechin Extract and Phytofare™ Limonoid Glycoside Complex.

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

SALES

For the three and nine months ended March 31, 2013, revenues were $65,850 and $313,716, respectively, which consisted of sales of avocados, macadamia nuts and timber from the company’s tea estate in South Africa.  There was $33,850 and $49,017 in revenues generated in the three and nine months ended March 31, 2012, respectively, also from the sale of avocados, macadamia nuts and timber.  The increase in the current periods resulted from production increases due to proper fertilization, pest control, and prunding, and the expansion of timber production.  Sales of Phytofare™ extracts are not expected to commence until Fall 2013, when the commercial-grade extraction facility is completed and the first usable tea leaf is ready for harvest.

EXPENSES

Our total expenses for the three and nine months ended March 31, 2013 were $667,012 and  $1,373,685, respectively, which consisted primarily of salaries, rent, professional services and general and administrative expenses associated with managing the rehabilitation of the tea estate.  For the three and  nine months ended March 31, 2012, expenses were $2,468,271 and $2,556,483,  respectively, which mostly consisted of the recording of stock issued to employees for prior services.  Expenses decreased 73% in the quarter ended March 31, 2013 over 2012 primarily due to a reduction in compensation expense of $2,057,239 resulting from the recording of stock for services, which was offset by an increase in rent expense of $189,153.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2013 and June 30, 2012:

	March 31,	June 30,	$	%
	2013	2012	Change	Change
Working Capital	(87,383)	(95,369)	(7,986)	(8.3%)
Cash	574,760	5,112	569,648	Over 100%
Total Current Assets	593,018	27,180	565,838	Over 100%
Total Assets	8,434,265	6,057,007	2,377,258	39.2%
Accounts payable and accrued liabilities	680,401	100,481	579,920	Over 100%
Loan from related parties	527,358	402,903	124,455	30.9%
Credit Line	2,208,703	614,168	1,594,535	259.6%
Long-term debt, net of discount	7,212,182	5,228,990	1,983,192	37.9%
Total current liabilities	680,401	100,481	579,920	Over 100%
Total liabilities	10,628,644	6,346,542	4,282,102	67.5%

At March 31, 2013, our working capital decreased as compared to June 30, 2012 primarily as a result of an increase in current liabilities of $579,920. The increase in current liabilities was due from the increase in accounts payables and accrued expenses which were the result of increased costs incurred for the preparation of operational activity.

Operating Activities

For the nine months ended March 31, 2013, the Company's cash used in operating activities totaled $1,522,536. Non-cash items totaled approximately $151,966 which included the following:

•	$87,822 of depreciation
•	$587,536 of loss allocated to non-controlling owners which represent the minority interest in the Company’s subsidiaries.
•	$85,000 representing the value of shares issued to consultants for services rendered to the Company
•	$133,836 in foreign currency translation adjustment
•	$4,426 in forgiveness of interest
•	$22,068 decrease in prepaid expenses
•	$11,516 increase in accounts receivable
•	$6,742 increase in inventory which represent the avocadoes, timber, and nuts that are being stored in the warehouse
•	$289,244 increase in other assets which include deposits and VAT
•	$324,566 increase in accounts payable and accrued expenses
•	$209,297 increase in related party payables
•	$46,057 increase in accrued interest

Investing Activities

Cash used in investing activities was $1,609,997 which consisted of $1,074,499 in fixed asset purchases and $535,498 in deposits on equipment.

Financing Activities

Cash provided by financing activities was $3,702,181 which consisted of $1,983,192 of advances on the loan from the Land and Agriculture Bank of South Africa, $1,594,535 of draw downs on a line of credit, and $124,454 in loans from related parties.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited , executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by Autumn 2013. The company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of Spring, 2013. Once the facility is tested and operational, the company will commence processing Phytofare™ Catechin Extract in Fall 2013, when the first tea is ready for harvest.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Roger Duffield, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Duffield.

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

None during the three months ended March 31, 2013.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: May 20, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

