Form 10-Q/A
period 2012-12-31
Plandai Biotechnology, Inc.
filed 2013-06-06
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2013, the issuer had 110,645,300 shares of its common stock issued and outstanding.

Explanatory Note

Plandai Biotechnology, Inc.(the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2012, originally filed with the US Securities and Exchange Commission (“SEC”) on February 14, 2013 (the “Original Filing”), to amend and restate its consolidated balance sheet at December 31, 2012, consolidated statement of operations for the for the three and six month periods ended December 31, 2013, and the consolidated statements of cash flows for the six month period ended December 31, 2012, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements.

Also, the Company failed to include in the MD&A section a discussion of the financial results for the three months ended December 31, 2012. In addition to omitting a discussion of the three months ended December 31, 2012 from the MD&A section, the Company’s discussion for the six months ended December 31, 2012 was based on the incorrect financial results referred to above.

In addition to the comments presented above, the Original Filing was submitted by the Company to the SEC under the assumption that it was reviewed by its prior independent registered public accounting firm. The amended Form 10-Q/A filed herein has been reviewed by the current independent registered public accounting firm.

Except as discussed above, we have not modified or updated disclosures present in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time the Original Filing.

The following items have been amended as a result of the restatement.

Consolidated Balance Sheets - December 31, 2012 (as restated)
Consolidated Statement of Operations - Three and six months
ended December 31, 2012 (as restated)
Consolidated Statement of Cash Flows - Six months ended
December 31, 2012 (as restated)
Notes to Consolidated Financial Statements
Item 2.	Management Discussion and Analysis

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings on Form 10-Q for the quarterly period ended March 31, 2013.

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012 (Unaudited)	2012 (Audited)
ASSETS
Current Assets:
Cash	$1,385,912	$5,112
Prepaid Expense	63,201	22,068
Accounts Receivable	12	-
Total Current Assets	1,449,125	27,180

Deposits on Equipment	6,229,808	5,813,990
Other Assets	19,450	-
Fixed Assets – Net	1,054,442	215,837

Total Assets	$8,752,825	$6,057,007

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$84,594	$64,322
Accrued Interest	55,189	28,219
Note Payable - Current	42,789	-
Related Party Payables	158,730	7,940
Total Current Liabilities	341,302	100,481

Loans from Related Parties	578,772	402,903
Credit Line	1,735,005	614,168
Long Term Debt, Net of Discount	7,319,289	5,228,990
Total Liabilities	9,974,368	6,346,542

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 110,895,300 shares issued and outstanding as of December 3, 2012 and June 30, 2012	11,090	11,090
Additional Paid-In Capital	7,898,704	7,894,278
Retained Deficit	(8,815,738)	(8,134,698)
Cumulative Foreign Currency Translation Adjustment	(5,147)	4,225
Total Stockholders’ Deficit	(911,091)	(225,105)
Non-controlling Interest	(310,452)	(64,430)
Stockholders’ Deficit Allocated to Plandaí Biotechnology	(1,221,543)	(289,535)

Total Liabilities and Stockholders' Deficit	$8,752,825	$6,057,007

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$131,999	$13,896	$249,903	$14,776
Cost of Goods	250,527	36,416	375,129	58,200
Gross Profit	(118,528)	(22,520)	(125,226)	(43,424)

Expenses:
Payroll	125,493	4,167	170,465	4,431
Accounting Fees	13,447	560	59,854	1,300
Utilities	5,378	2,570	19,237	9,480
Research	22,919	-	23,514	-
Insurance	17,998	-	72,959	-
Professional Services	82,301	18,610	150,799	46,174
Depreciation	31,817	-	46,680	-
General & Administrative	18,103	21,647	155,289	22,816
Total Expenses	317,456	47,554	698,797	84,201

Operating Income (Loss)	(435,984)	(70,074)	(824,023)	(127,625)

Interest Expense	(68,343)	-	(105,692)	-
Other Income/(Expense)	-	-	2,653	-

Net Income (Loss)	$(504,327)	$(70,074)	$(927,062)	$(127,625)

Loss Allocated to Non-controlling Interest	$135,357	$-	$246,022	$-

Net Loss, Adjusted	$(368,970)	$(70,074)	$(681,040)	$(127,625)

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(9,782)	(1,051)	(9,372)	(1,051)
Comprehensive Income (Loss)	(378,752)	(71,125)	(690,412)	(128,676)

Basic & diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Avg. Shares Outstanding	110,895,300	81,707,650	110,895,300	78,853,825

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,	For the six months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(681,040)	$(127,625)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	46,680	119
Loss Allocated to Non-controlling Owners	(246,022)	-
Foreign Currency Translation Adjustment	(9,372)	(1,051)
Forgiveness of Interest	4,426
Increase in Prepaid Expenses	(41,133)	-
Increase in Accounts Receivable	(12)	-
Increase in Other Assets	(19,450)	-
Increase in Accounts Payable and Accrued Expenses	20,272	4,498
Increase in Related Party Payables	150,790	-
Increase in Notes Payable-Current	42,789	-
Increase in Accrued Interest	26,970	-
Net Cash Provided by (Used in) Operating Activities	(705,102)	(39,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	(415,818)	-
Purchase of Fixed Assets	(885,285)	(230)
Net Cash Used in Investing Activities	(1,301,103)	(230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	2,090,299	-
Net Borrowings under Credit Line	1,120,837	-
Loans from Related Parties	175,869	41,295
Net Cash Provided by (Used in) Financing Activities	3,387,005	41,295
Net (Decrease) Increase in Cash and Cash Equivalents	1,380,800	1,545
Cash and Cash Equivalents at Beginning of Period	5,112	172
Cash and Cash Equivalents at End of Period	1,385,912	$1,717
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--
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

For accounting purposes, the share exchange has been treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Plandaí Biotechnology, Inc. exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously. For equity purposes, the shares issued to acquire GES (76,000,000 shares) have been shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares common) treated as a new issuance as of the date of the share exchange. The additional paid-in capital and retained deficit shown are those of GES and its subsidiary operations.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Global Energy Solutions, Ltd. 100% owned by Plandaí Biotechnology, Inc.

Dunn Roman Holdings—Africa, Ltd 82% owned by Plandaí Biotechnology, Inc.

Breakwood Trading 22 (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Green Gold Biotechnologies (Pty) Ltd. 74% owned by Dunn Roman Holdings-Africa

Subsequent to June 30, 2012, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the three months ended December 31, 2012. Currently, Global Energy Solutions is subject to a “voluntary strikeoff,” which is a suspension of operations that corporate entities go through in Ireland lasting approximately 60 days before dissolution becomes effective.

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

NOTE 3 – NOTE PAYABLE - CURRENT

Note payable, current, represents short term financing of the company’s insurance policy covering its South African operations. The total premium is due at the inception of the contract; however, the Company has elected to finance the principle. The unamortized portion of the premium is recorded as Prepaid Expense and the unpaid balance of the premium is recorded as Notes Payable-Current. The Company had a current notes payable balance at December 31, 2012 and 2011 of $42,789 and $0, respectively.

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

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned. The Company has therefore, determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years).

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

Depreciation expense for the six months ended December 31, 2012 was $46,680. Depreciation expense for the year ended June 30, 2012 was $0. The Company had not begun depreciating the leasehold improvements because they had not been completed as of June 30, 2012. Once completed the company began to amortize over the life of the lease.

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
  The Company leases its South African Office space from a trust, of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement call for monthly payments of R16,000 (approximately$xx.xxx. During the six months ended December 31, 2012, a total of R96,000 ($11,400) was paid in rent expense.
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

NOTE 14 – RESTATEMENT

This Amendment to the Company’s Form 10-Q, which was filed on February 14, 2013, restates the consolidated balance sheet at December 31, 2012, consolidated statement of operations for the three and six month periods ended December 31, 2012, and the consolidated statement of cash flows for the six month period ended December 31, 2012, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements. The effect of the correction of these errors was to increase net loss by $18,265 for the three and six month periods ended December 31, 2012, respectively.

The following table presents the effect of restatement on the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows:

Balance Sheet at December 31, 2012

	Original	Change	Restated

Total assets	$ 8,752,824	$ 1	$ 8,752,825

Total liabilities	$ 9,974,367	$ 1	$ 9,974,368

Stockholders' deficit	$(1,221,543)	$ -	$(1,221,543)

NOTE 14 – RESTATEMENT (continued)

	Statement of Income
	For the three months ended December 31, 2012

	Original	Change	Restated
Revenues	$ 131,999	$ -	$ 131,999
Cost of goods	250,527	-	250,527
Gross profit	(88,528)	(30,000)	(118,528)

Expenses
Payroll	125,493	-	125,493
Accounting fees	13,447	-	13,447
Utilities	5,378	-	5,378
Research	22,919	-	22,919
Insurance	17,998	-	17,998
Professional services	82,301	-	82,301
Depreciation	31,817	-	31,817
General and administrative	104,915	(86,812)	18,103
Total expenses	350,778	(33,322)	317,456

Operating loss	(439,306)	3,322	(435,984)

Interest expense	(68,343)	-	(68,343)
Other income	-	-	-

Net loss	(507,649)	3,322	(504,327)

Loss allocated to non-controlling interest	146,969	(11,612)	135,357

Net loss, adjusted	(360,680)	(8,290)	(368,970)

Other comprehensive loss
Foreign currency translation adjustment	193	(9,975)	(9,782)

Comprehensive loss	$ (360,487)	$ (18,265)	$ (378,752)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)

Weighted ave. shares outstanding	110,895,300	110,895,300	110,895,300

NOTE 14 – RESTATEMENT (continued)

	Statement of Income
	For the six months ended December 31, 2012

	Original	Change	Restated
Revenues	$ 249,903	$ -	$ 249,903
Cost of goods	375,129	-	375,129
Gross profit	(145,226)	20,000	(125,226)

Expenses
Payroll	170,465	-	170,465
Accounting fees	59,854	-	59,854
Utilities	19,237	-	19,237
Research	23,514	-	23,514
Insurance	72,959	-	72,959
Professional services	150,799	-	150,799
Depreciation	46,680	-	46,680
General and administrative	211,115	(55,826)	155,289
Total expenses	649,438	49,359	698,797

Operating loss	(839,664)	15,641	(824,023)

Interest expense	(105,692)	-	(105,692)
Other income	2,702	(49)	2,653

Net loss	(942,656)	15,594	(927,062)

Loss allocated to non-controlling interest	264,287	(18,265)	246,022

Net loss, adjusted	(678,369)	(2,671)	(681,040)

Other comprehensive loss
Foreign currency translation adjustment	622	(9,994)	(9,372)

Comprehensive loss	$ (672,147)	$ (18,265)	$ (690,412)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	110,895,300	110,895,300	110,895,300

NOTE 14 – RESTATEMENT (continued)

	Statement of Cash Flows
	For the three months ended December 31, 2012

	Original	Change	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (678,369)	$ (2,671)	$ (681,040)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	46,680	-	46,680
Loss allocated to non-controlling owners	(264,287)	18,265	(246,022)
Foreign currency translation adjustment	6,222	(15,594)	(9,372)
Forgiveness of interest	4,426	-	4,426
Prepaid expenses	(41,133)	-	(41,133)
Accounts receivable	(12)	-	(12)
Other assets	(19,450)	-	(19,450)
Accounts payable and accrued expenses	20,272	-	20,272
Related party payables	150,790	-	150,790
Notes payable current	42,789	-	42,789
Accrued Interest	26,970	-	26,970

Net cash used in operating activities	(705,102)	-	(705,102)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits on equipment	(415,818)	-	(415,818)
Purchase of fixed assets	(885,285)	-	(885,285)

Net cash used in investing activities	(1,301,103)	-	(1,301,103)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long-term debt, net of discounts	2,090,299	-	2,090,299
Net borrowings under line of credit	1,120,837	-	1,120,837
Loans from related parties	175,869	-	175,869

Net cash provided by financing activities	3,387,005	-	3,387,005

Net increase in cash and cash equivalents	1,380,800		1,380,800
Cash and cash equivalents at beginning of period	5,112	-	5,112
Cash and cash equivalents at end of period	$ 1,385,912	$ -	$ 1,385,912

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

SALES

Revenue increased from $13,896 to $131,999 for the three months ended December 31, 2012 compared to the same period in 2011. The $118,103 increase in revenue is primarily attributable to the sales of avocados, macadamia nuts and timber from the company’s tea estate in South Africa.

Sales of Phytofare™ extracts are not expected to commence until Fall 2013, when the commercial-grade extraction facility is completed.

EXPENSES

For the three months period ended December 31, 2012 and 2011, the Company reported $125,493 and $4,167 of payroll expenses, respectively. The increase is attributable to the farm workers hired to begin cultivating the farm land.

For the three months period ended December 31, 2012 and 2011, the Company reported $82,301 and $18,610 of professional fees, respectively. The increase is primarily attributable to legal fees.

For the three months period ended December 31, 2012 and 2011, the Company reported $18,103 and $21,647 of general and administration fees, respectively. The decrease was due to less travel costs.

OTHER

For the three months ended December 31, 2012 and 2011, the Company reported interest expense of $68,343 and $0, respectively, an increase of $68,343. The increase was due to the interest accrued on the Land Bank credit line.

SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011

SALES

Revenues increased from $14,776 to $249,903 for the six months ended December 31, 2012, compared to the same period in 2011. The $235,127 increase in revenue is primarily attributable to the sales of avocados, macadamia nuts and timber from the company’s tea estate in South Africa.

Sales of Phytofare™ extracts are not expected to commence until Fall 2013, when the commercial-grade extraction facility is completed.

EXPENSES

For the six months period ended December 31, 2012 and 2011, the Company reported $170,465 and $4,431 of payroll expenses, respectively. The increase is attributable to the farm workers hired to begin cultivating the farm land.

For the six months period ended December 31, 2012 and 2011, the Company reported $150,799 and $46,174 of professional fees, respectively. The increase is primarily attributable to legal fees.

Selling, general and administrative expenses increased $132,473 from $22,816 to $155,289 for the six months ended December 31, 2012, as compared to the same period in 2011. The increase was primarily due to the Company’s managing the rehabilitation of the tea estate.

OTHER

For the six months ended December 31, 2012 and 2011, the Company reported interest expense of $105,692 and $0, respectively, an increase of $105,692. The increase was due to the interest accrued on the Land Bank credit line.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property Plant and Equipment, which establishes a primary asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2011 or 2010. The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded.

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•	the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,
•	the brokerage firm's compensation for the trade, and

•       the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

•	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and
•	a written statement of the investor's financial situation and investment goals.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: June 6, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

