Form 10-K
period 2013-06-30
Plandai Biotechnology, Inc.
filed 2013-09-30
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Registrant’s telephone number, including area code: (435) 881-8734

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013: $19,894,000.

1

As of September 20, 2013, the registrant had 106,270,760 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

PART I

ITEM 1. BUSINESS.

Plandaí Biotechnology, Inc. (the “Company”) and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows much of the live plant material used in its products on a 3,000 hectare estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a patented extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product to be brought to market is Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. The company’s principle holdings consist of land, farms and infrastructure in South Africa.

The Company was incorporated, as Jerry's Inc., in the State of Florida on November 30, 1942. The company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. In March of 2004 we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry. Operations consisted of packing, processing, custom meat cutting, portion controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers. On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES.  On November 21, 2011, the Company filed an amendment to the articles of incorporation to change the name of the company to Plandaí Biotechnology, Inc.  GES was subsequently folded up into Plandaí and the legal status terminated, leaving Plandaí Biotechnology, Inc. as the surviving entity.

The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $13 million) financing with the Land and Agriculture Bank of South Africa which has been used to build infrastructure and further operations.

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

As a result of the Share Exchange Agreement and disposition of Diamond Ranch, Ltd., the operations of Plandaí Biotechnology, Inc. consist entirely of the operations of the former GES entity its subsidiaries.

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

Many botanical extracts have demonstrated varying degrees of health benefit, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea leaf, for example, has shown promising in-vitro results as an anti-oxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

The company is presently developing for market two unique extracts: Phytofare™ Catechin Complex and Phytofare™ Limonoid Glycoside Complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility is expected to become operational in December 2013, with initial sales commencing first quarter 2014. The limonoid glycoside product is extracted from lemons which are sourced from local plantations in South Africa and then produced in the same factory that makes the green tea product. The Phytofare™ Limonoid Glycoside Complex will be introduced to the market in July 2014.

In August 2014, Plandaí entered into a license agreement with North-West University in Potchefstroom, South Africa, which granted the company the exclusive right to use the University’s Pheroid™ technology to product nano-entrapped botanical extracts for human and animal use. The company believes that this technology will enable it to develop products with much higher absorption coefficients in both topical use and oral consumption.

COMPETITION

The Company faces competition from a variety of sources. There are several large producers of farm products including green tea and there are numerous companies that develop and market nutraceutical products that include bio-available compounds including those from green tea and citrus extracts. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality and higher concentration extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing. The company’s unique patent-pending technology, combined with the patented Pheroid™ technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

CUSTOMERS

Plandaí will market to nutriceutical and supplement companies that require high-quality bio-available extracts for their products. As pharmaceutical products clear their human clinical trials and receive market approval from the FDA, Plandaí will enlist distribution companies to sell to various end user outlets. In addition, the Company anticipates having surplus farm products including timber, fruits, and nuts which will be sold to local markets.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year June 30, 2013 was $2,108,005 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Roger Duffield, our President.  We cannot assure we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.

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

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended June 30, 2013 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated September 25, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses, have a negative cash flow from operations and have working capital and stockholders’ deficiencies. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no approved products on the market and have generated no product revenues to date.

To date, we have no approved product on the market and have generated no product revenues. Until and unless we receive approval from regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants and additional financings, to the extent such financings can be obtained.

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

We are currently seeking patent protection for numerous processes and finished products. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for treatments that prove successful as a matter of public policy regarding worldwide health concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;
•	manufacturing sufficient quantities of a product candidate; and
•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
•

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;
•	failure to conduct clinical trials in accordance with regulatory requirements;
•	lower than anticipated recruitment or retention rate of patients in clinical trials;
•	lack of adequate funding to continue clinical trials; or
•	negative results of clinical trials

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, may be submitted to the FDA in the form of an NDA in order to obtain approval to commence commercial marketing using the desired claims. While FDA approval will not be required to sell our products, in order to make certain health-related claims, FDA approval may be required. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs - six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some case and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA is approved.

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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

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

Quarter Ending	Quarterly High	Quarterly Low
6/30/2011	$0.19	$0.16
9/30/2011	$0.13	$0.12
12/31/2011	$0.17	$0.15
3/31/2012	$0.26	$0.21
6/30/2012	$0.34	$0.18
9/30/2012	$0.22	$0.12
12/31/2012	$0.15	$0.06
3/31/2013	$0.08	$0.04
6/30/2013	$0.54	$0.05

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

As of June 30, 2013, there were approximately 299 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

During the year ended June 30, 2012, the Company issued a total of 7,980,000 shares of restricted common stock in exchange for services previously rendered. The value of such shares on the date of issuance, $2,979,509, has been recorded as an expense in the period issued. The shares were issued under Rule 144 of the Securities Act of 1933.

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

During the year ended June 30, 2013, the company sold a total of 525,460 shares of restricted common stock for cash proceeds of $140,500. The shares were issued under Rule 144 of the Securities Act of 1933.

During the year ended June 30, 2013, the company received back 250,000 shares of stock that had been previously issued for services valued at $80,000. The company and the service provided determined that the services had not been fully rendered, thus the shares were returned to the company and cancelled. The company also purchased 4,900,000 shares of common stock from a former director of the company in exchange for $125,000, which represented a discount of 50% off the closing bid price on the date of purchase. These shares were subsequently cancelled.

In July of 2013, the Company issued 16,700 common shares for $5,000 cash. The shares were issued under Rule 144 of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

SALES

For the fiscal year ended June 30, 2013, sales were $359,143 compared to sales of $0 for the fiscal year ended June 30, 2012. Sales during 2013 consisted of avocado, macadamia nuts and timber from the company’s farming operations in South Africa. The company has not commenced sales of its botanical extracts and does not anticipate having product available for market until early 2014.

EXPENSES

Our total expenses for the fiscal year ended June 30, 2013 were $1,973,698 compared to $3,912,812 in the prior year. Of the prior year amount, $2,977,700 resulted from recording the fair value of stock issued for services previously rendered, which was recorded as salary and professional services. In 2013, the company also commenced recording rent expense of $320,927 and depreciation of $135,039 as assets were placed in service.

OTHER

For the years ended June 30, 2013 and 2012, the Company reported interest expense of $265,245 and $28,586, respectively, an increase of $236,659. The increase was primary due to the interest accrued on the Land Bank loans.

For the years ended June 30, 2013 and 2012, the Company reported derivative interest expense of $45,227 and $0, respectively, an increase of $45,227. The increase was due to the issuance of convertible debenture issued in May, 2013.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended June 30, 2013; the Company's cash used in operating activities totaled $1,846,334, which was primarily attributable to operational costs in South Africa associated with getting the Senteeko estate operational. Cash used in investing activities was $1,986, 908, which consisted almost entirely of leasehold improvements and fixed asset acquisitions in South Africa. Cash provided by financing activities was $4,327,047, the majority of which was provided by a bank loan of $3,944,712 that was used to purchase equipment and leasehold improvements for the South African operations. As of June 30, 2013, the Company had current assets of $518,994 compared to current liabilities of $823,729. Cash on hand was $498,917.

PLAN OF OPERATION

The Company executed a 49-year notarial lease, giving it control over 8,000 acres of plantation properties in South Africa. Plandaí plans to use a proprietary extraction process to create bio-available extracts using the farm produce from the plantation, with an initial emphasis on green tea and citrus extracts. During the fiscal year ended June 30, 2013 commenced rehabilitation efforts on the plantation, which involved removing overgrowth, paring the tea bushes, refurbishing housing for the laborers, and repairing the roads and bridges. The company also commenced construction on a 3,000m2 extraction facility which was completed in September 2013. Management currently estimates that tea harvesting and extract production will commence in December 2013.

Plandaí also commenced several laboratory trials in preparation for releasing product to market. These trials focus on bioavailability, anti-inflammation, topical absorption, weight loss, and malaria. The Company expects to release product to market in early 2014 under Phytofare™ brand name.

Plandaí has entered into several distribution agreements covering nutriceutical sales in North America, Europe and parts of Africa, with additional markets opening in the coming months.

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

  Ice cream
  Soda
  Shampoo & conditioner
  Lotion and skin care products
  Nail polish
  Vitamins
  Weight loss supplements
  Food additive
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

The August 2013 license agreement with North-West University covering the use of Pheroid in animal and human use provides a stable delivery tool for getting Phytofare™ to the target tissues through topical creams, capsules, or an oral liquid. The Pheroid technology entraps nano particles and protects them until absorbed by cells. The process of glycolysis then breaks down the protective coating, releasing the phytonutrients into the tissues. This technology opens up several additional products lines for Plandaí products in the area of skin care, hair care and beverages.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. Once production of the Company’s Phytofare™ botanical extracts commence in 2014, revenues will be recognized when product is shipped.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2013 or 2012.

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

During the year ended June 30, 2013, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the years ended June 30, 2012 or 2013. Global Energy Solutions went through a “voluntary strikeoff”, which then resulted in a formal dissolution.

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

The Company has incurred a net loss for the years ended June 30, 2013 and 2012.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2013 and 2012, and have made modifications to our present-day operations accordingly.

We intend to expand our business through sales by introducing Phytofare™ branded products in the 2014 calendar year. We will also seek to obtain government grants to fund research and development and are exploring the potential to sell limited licenses to the Phytofare™ product.  We expect to raise capital either through a debt or equity transaction, or through the sale of licenses.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June 2012, the Company engaged Cronin & Company as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.  During the fiscal years ended June 30, 2011 and 2012 through October 1, 2012, neither the Company nor anyone acting on its behalf consulted with Cronin & Company regarding the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Cronin & Company on the Company's financial statements.

On December 3, 2012, the Company Board of Directors accepted the resignation of Michael F. Cronin, CPA from his engagement to be the independent certifying accountant for the Company so that he could pursue a career in the private sector. The reports of Michael F. Cronin, CPA on the Company’s financial statements for the fiscal year ended June 30, 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that it included an emphasis paragraph on the substantial doubt about the Company's ability to continue as a going concern as of a result of the Company having suffered recurring losses from operations. In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2012 and the subsequent interim period through December 3, 2012, (1) there were no disagreements with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Michael F. Cronin, CPA, would have caused Michael F. Cronin, CPA to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

On December 3, 2012, the Company engaged Patrick Rodger, CPA, P.A. as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2012 and March 31, 2011 through December 3, 2012 neither the Company nor anyone acting on its behalf consulted with Patrick Rodger, CPA, P.A. regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Patrick Rodger, CPA, P.A. on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Michael F. Cronin, CPA or a reportable event with respect to Michael F. Cronin, CPA.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2013. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of June 30, 2013 certain information regarding our current directors and executive officers:

Name	Age	Position
Roger Duffield	70	Chairman, President, Secretary and Chief Financial Officer
Callum Baylis-Duffield	28	Vice President-Sales, Director
Daron Baylis Duffield	62	Director
Brian Johnson	57	Director
David Rzepnicki	42	Director

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

Callum Baylis-Duffield – Director, Vice President

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended June 30, 2013 and June 30, 2012, for services rendered in all capacities to the Company:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Duffield. CEO, CFO and Director	2013	20,000	-0-	100,000	-0-	-0-	-0-	-0-	120,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Callum Baylis-Duffield, Direcor, Vice President	2013	20,000	-0-	50,000	-0-	-0-	-0-	-0-	70,000
	2012	7,410	-0-	-0-	-0-	-0-	-0-	-0-	7,410

Daron Baylis Duffield, Director	2013	-0-	-0-	6,000	-0-	-0-	-0-	-0-	6,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Johnson Director	2013	-0-	-0-	6,000	-0-	-0-	-0-	-0-	6,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Rzepnicki Director	2013	20,000	-0-	6,000	-0-	-0-	-0-	-0-	26,000
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We do not have a long-term incentive plan or arrangement of compensation with any individual in the group of officers and directors except as listed below:

In March 2013, the Company executed five-year employment contract with Roger Duffield, who serves as Chief Executive Officer and Chief Financial Officer. The contract stipulates that once the Company successfully raises $5,000,000 in capital equity, Roger Duffield is to be paid an annual salary of $180,000. As of right now, the Company has not raised the $5,000,000 in capital equity so it cannot sustain such payments and therefore pays Roger Duffield $5,000 per month in base compensation. The contract also calls for an annual payment of 2,000,000 common shares of Plandaí stock at the completion of each year of the contract.

In March 2013, the Company executed five-year employment contract with Callum Baylis Duffield, who serves as Vice President of Sales and Marketing and also as President of the company’s nutriceutical division. The contract stipulates that once the Company successfully raises $5,000,000 in capital equity, Callum Baylis Duffield is to be paid an annual salary of $120,000. As of right now, the Company has not raised the $5,000,000 in capital equity so it cannot sustain such payments and therefore pays Callum Baylis Duffield $5,000 per month in base compensation. The contract also calls for an annual payment of 1,000,000 common shares of Plandaí stock at the completion of each year of the contract.

EMPLOYMENT AGREEMENTS

All of the company’s employees operate under employment contracts pursuant to South African labor laws. These contracts vary in term and compensation depending on the individual employee and their position within the company.

In March 2013, the Company executed five-year employment contract with a member of management who serves as president of the company’s pharmaceutical division. The contract stipulates that once the Company successfully raises $5,000,000 in capital equity, the member of management is to be paid an annual salary of $120,000. As of right now, the Company has not raised the $5,000,000 in capital equity so it cannot sustain such payments and therefore pays the member of management $5,000 per month in base compensation. The contract also calls for an annual payment of 1,000,000 common shares of Plandaí stock at the completion of each year of the contract.

STOCK OPTION GRANTS AND EXERCISES

We granted no stock options to any of our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except where otherwise noted.

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Roger Duffield Chairman, President, Secretary and Chief Financial Officer	32,747,400(4)(5)	Common	30%
Callum Baylis-Duffied, VP-Sales	1,232,000(5)	Common	*
Daron Baylis Duffield Director	32,383,500(4)	Common	30%
Brian Johnson Director	1,500,000(5)	Common	1.4%
David Rzepnicki Director	150,000(5)	Common	*
All Officers and Directors as a group (6 in number) *Denotes less than 1%	68,012,900	Common	64%

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

(3) The above percentages are based on 106,270,760 shares of common stock outstanding as of June 30, 2013.

(4) Includes 63,867,000 shares held by a trust of which Roger Duffield and Daron Baylis-Duffield are equal beneficiaries.

(5) Amount does not includes shares awarded in FY2013 which have not been issued as of June 30, 2013 (2,000,000 shares to R. Duffield, 1,000,000 shares to C. Duffield, 150,000 shares each to Johnson and Rzepnicki).

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

In June 2012, the Company’s subsidiary, Green Gold Biotechnology (Pty), Ltd., ordered machinery and equipment from CRS Technology, Inc., a company controlled by a trust of which Roger Duffield and Daron Baylis Duffield are the beneficiaries. The total purchase price of the assets acquired of approximately $5,779,200 (R47,793,992) was paid for from proceeds from the Land and Agriculture Bank of South Africa

As of June 30, 2013 and 2012, the Company has accounts payable to related parties totaling $145,822 and $7,940 which consists primary of amounts owed to a company controlled by an officer and director of the company which previously paid expenses on behalf of the company.

As of June 30, 2013 and 2012, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $501,518 and $402,903. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement calls for monthly payments of $2,500. During the years ended June 30, 2013 and 2012, a total of $32,154 and $0 has been paid in rent expense.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by the Company’s auditors for professional services rendered during 2013 and 2012:

	2013	2012
Audit Fees	$34,000	$18,000
Audit-Related Fess	—	—
Tax Fees	—	—
Total	$34,000	$18,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that were provided by Patrick Rodgers, CPA, PA, Mike Cronnin, CPA, PA and Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Plandaí Biotechnology, Inc. Articles		10SB-12G		3.1	3/6/2005
3.2	Plandaí Biotechnology, Inc. By-Laws		10SB-12G		3.2	3/6/2005
10.1	The Shamile Communal Property Association Lease
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended June 30, 2013 and 2012

Board of Directors and Shareholders
Plandai Biotechnology, Inc., and Subsidiary
Seattle, WA

We have audited the accompanying balance sheets of Plandai Biotechnology, Inc., and Subsidiary ("the Company") as of June 30, 2013 and 2012 and the statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. We were not engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plandai Biotechnology, Inc., and Subsidiary as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the year ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 of the accompanying financial statements, the Company has incurred losses since inception, has a negative working capital balance at June 30, 2013, and has a retained deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA

Altamonte Springs, Florida
September 25, 2013

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current Assets:
Cash	498,917	5,112
Inventory	6,439	—
Accounts Receivable	13,638	—
Total Current Assets	518,994	5,112

Deposits	10,648	5,813,990
Other Assets	380,929	22,068
Fixed Assets – Net	7,924,910	215,837
Total Assets	8,835,482	6,057,007

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	516,006	64,322
Accrued Interest	93,184	28,219
Convertible Note Payable	103,500	—
Derivative Liability	45,227	—
Related Party Payables	145,822	7,940
Total Current Liabilities	903,739	100,481

Loans from Related Parties	501,518	402,903
Capitalized Lease Obligation	988,381	592,639
Credit Line	752,503	614,168
Long Term Debt, Net of Discount	9,173,702	5,228,990
Total Liabilities	12,319,844	6,939,181

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value; 106,270,760 and 110,895,300 issued and outstanding at June 30, 2013 and June 30, 2012, respectively	10,628	11,090
Stock Subscription Payable	261,600	—
Additional Paid-In Capital	7,833,976	7,894,278
Retained Deficit	(10,903,811)	(8,715,808)
Cumulative Foreign Currency Translation Adjustment	169,437	4,225
Total Stockholders’ Deficit	(2,628,171)	(806,215)
Non-controlling Interest	(856,191)	(75,959)
Stockholders’ Deficit Allocated to Plandaí Biotechnology	(3,484,362)	(882,174)
Total Liabilities and Stockholders' Deficit	8,835,482	6,057,007

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2013	2012
Revenues	$ 359,143	$ 74,452
Cost of Goods	963,209	-
Gross Profit	(604,066)	74,452

Expenses:
Salaries & Wages	764,230	2,301,534
Rent	477,766	64,053
Utilities	15,003	35,745
Insurance	71,601	-
Professional Services	231,074	1,135,056
Depreciation	135,039	-
General & Administrative	358,986	347,839
Total Expenses	2,053,698	3,884,226

Operating Income (Loss)	(2,657,764)	(3,809,774)

Other Income/(Expense):
Interest Expense	(265,245)	(28,586)
Derivative Interest	(45,227)	-
Total Other Income/(Expense):	(310,472)	(28,586)

Net Income (Loss)	(2,968,236)	(3,838,360)

Income (Loss) Allocated to Non-controlling Interest	780,231	61,188

Net Loss, Adjusted	(2,188,005)	(3,777,172)

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	165,212	4,225
Comprehensive Income (Loss)	$ (2,022,793)	$ (3,772,947)

Basic & diluted loss per share	$ (0.01)	$ (0.02)
Weighted Avg. Shares Outstanding	110,895,300	96,323,533

The accompanying notes are an integral part of these financial statements.
F-4

PLANDAI BIOTECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Cumulative
				Stock			Currency
	Shares	Common	Additional	Subscription	Accumulated	Minority	Translation	Total
	Outstanding	Stock	Paid-in Capital	Payable	Deficit	Interest	Adjustment	Equity
Balance as of June 30, 2011	76,000,000	$7,600	$4,195,610	$—	$(4,938,636)	$(14,771)	$—	$(750,197)

Deemed capital contribution from
forgiveness of related party debt	—	—	139,458	—	—	—	—	139,458
Stock issued on share exchange
November 17, 2011	25,415,300	2,542	(2,542)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	4,225	4,225
Shares issued as loan origination fee	1,500,000	150	584,850	—	—	—	—	585,000
Shares issued for services	7,980,000	798	2,976,902	—	—	—	—	2,977,700
Net loss for year ended June 30, 2012	—	—	—	—	(3,777,172)	(61,188)	—	(3,838,360)
Balance as of June 30, 2012	110,895,300	11,090	7,894,278	—	(8,715,808)	(75,959)	4,225	(882,174)

Forgiveness of shareholder loan interest	—	—	3,736	—	—	—	—	3,736
Stock issued for cash	525,460	53	140,447	—	—	—	—	140,500
Cancelled shares	(5,150,000)	(515)	(204,485)	—	—	—	—	(205,000)
Stock issuable to officers and directors
for services	—	—	—	261,600	—	—	—	261,600
Foreign currency translation adjustment	—	—	—	—	—	—	165,212	165,212
Net loss for year ended June 30, 2013	—	—	—	—	(2,188,005)	(780,231)	—	(2,968,236)
Balance as of June 30, 2013	106,270,760	$10,628	$7,833,976	$261,600	$(10,903,813)	$(856,191)	$169,437	(3,484,362)

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,188,005)	$ (3,777,172)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	135,039	-
Loss allocated to non-controlling owners	(780,232)	(61,118)
Stock issued for services	(80,000)	2,977,700
Common stock issuable	261,600	-
Foreign currency translation adjustment	165,212	4,225
Forgiveness of interest	3,736	-
Derivative liability	45,227	-
Capitalized lease obligation	395,742	64,053
Prepaid expenses	(10,647)	(22,068)
Accounts receivable	(13,638)	-
Inventory	(6,439)	-
Other assets	(358,861)	-
Accounts payable and accrued expenses	451,684	27,347
Related party payables	137,882	(37,482)
Accrued interest	64,965	28,219
Net cash used in operating activities	(1,776,735)	(796,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on equipment	-	(5,813,990)
Loans from related parties	(26,385)	402,903
Purchase of fixed assets	(2,030,122)	(215,837)
Net cash used in investing activities	(2,056,507)	(5,626,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of discount	3,944,712	5,813,990
Borrowings under convertible note	103,500
Net borrowings under credit line	138,335	614,168
Proceeds from the sale of common stock	140,500	-
Net cash provided by financing activities	4,327,047	6,428,158
Net (decrease) increase in cash and cash equivalents	493,805	4,938
Cash and cash equivalents at beginning of year	5,112	174
Cash and cash equivalents at end of year	$ 498,917	$ 5,112
The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Plandaí Biotechnology, Inc.’s (the “Company” or “Plandaí”) consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Plandaí and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows much of the live plant material used in its products on a 3,000 hectare estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a patented extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product to be brought to market is Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. The company’s principle holdings consist of land, farms and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

Organization

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation. Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES. Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to a former officer and director of Diamond Ranch. Under the terms of the sale, the purchasers assumed all associated debt as consideration. During the three months ended September 30, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. had negligible revenues from operations, generated a net loss of $126,000, and as of September 30, 2011, liabilities exceeded assets by over $5,000,000. The Company subsequently changed its name to Plandaí Biotechnology, Inc. and dissolved GES.

For accounting purposes, the share exchange has been treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Plandaí Biotechnology, Inc. exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously. For equity purposes, the shares issued to acquire GES (76,000,000 shares) have been shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares Common) treated as a new issuance as of the date of the share exchange. The additional paid-in capital and retained deficit shown are those of Plandaí and its subsidiary operations.

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. Once production of the Company’s Phytofare™ botanical extracts commence in 2014, revenues will be recognized when product is shipped.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no dilutive outstanding common stock equivalents as of June 30, 2013 and 2012.

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

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

During the year ended June 30, 2013, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the periods presented. Global Energy Solutions was officially dissolved during the year ended June 30, 2013.

All intercompany balances have been eliminated in consolidation.

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of June 30, 2013, the amount of this deferred liability was $988,381.

Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 3 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its three South African subsidiaries at June 30, 2013:

	South Africa	United States
Assets	$ 8,829,559	$ 5,923
Liabilities	11,678,121	561,723
Revenues	359,143	-
Expenses	$ 1,387,660	$ 312,438

NOTE 4 –LOANS FROM RELATED PARTIES

As of June 30, 2013, the Company has outstanding loans to various related parties in the amount of $501,518. These loans were provided for short-term working capital purposes, bear interest at rates between 8-10%, and mature on January 1, 2014.

NOTE 5 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of June 30, 2013, the balance drawn down on the credit line was $752,503 and accrued interest was $93,184. The company is in negotiations to convert the balance outstanding plus accrued interest into common stock and anticipates consummating a resolution to this debt prior to the due date.

NOTE 6 – DEBENTURE PAYABLE

In May 2013, the company issued an 8% interest rate convertible debenture in the amount of $103,500 which becomes due and payable in February 2014. The debenture is convertible into common stock of the company at a discount of 42% off the market price of the company’s common stock six months after issuance (November 2013). The company has the right to pre-pay the debenture prior to conversion and has made arrangements to do so. The Company recorded a derivative liability of $45,227 which represents the estimated value of the shares over and above the amount of debenture that would be issued on conversion.

NOTE 7 – LONG-TERM DEBT

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

As of June 30, 2013, a total of $7,740,800 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,017,903 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years) once payment of the loan commences in July 2014.

As of June 30, 2013, the loan balance was:

Loan Principle	$9,758,702
Less: Discount	585,000
Net Loan per Books	$9,173,702

NOTE 8 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of June 30, 2012 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of June 30, 2013, the cumulative currency translation adjustments were $169,437.

NOTE 9 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2013 and June 30, 2012 consisted of the following:

	June 30, 2013	June 30, 2012

Total Fixed Assets	$8,043,692	$215,837
Less: Accumulated Depreciation	(118,782)	—

Fixed Assets, net	$7,924,910	$215,837

Depreciation expense

Depreciation expense for the year ended June 30, 2013 and 2012 was $135,039 and $0, respectively. The Company did not commence depreciating the leasehold improvements and other fixed assets until placed in service. The difference between accumulated depreciation and depreciation expense in 2013 resulted from the application of the currency adjustment (see Note 8).

NOTE 10 – DEPOSITS

Deposits as of June 30, 2012 consisted of machinery and equipment ordered from CRS Technologies. A deposit of $5,813,990 was paid to CRS Technologies via a loan from Land Bank described in Note 6. During the year ended June 30, 2013, this equipment was received by Plandaí and the balance was transferred to Fixed Assets.

NOTE 11 – COMMON STOCK

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

During the year ended June 30, 2013, the Company recorded the following common stock transactions:

In February of 2013, the Company cancelled 250,000 shares of common stock that had been issued in the prior year for services to be performed. Those services were never rendered, resulting in the shares being returned to the company and cancelled. The value of the shares was previously recorded as an $80,000 operating expense. As a result of the canceled shares, the Company recorded an $80,000 reduction in operating expenses.

In February 2013, the Company repurchased 4,900,000 shares of common stock from a former director of the Company which had been issued for services rendered for total consideration of $125,000, which represented a 50% discount to market on the date of purchase. The shares were returned to treasury and subsequently cancelled.

In May and June of 2013, the Company issued a total of 525,460 shares of restricted common stock in exchange for proceeds of $140,500.

In February of 2013, the Company’s Board of Directors authorized the issuance of 4,360,000 shares of restricted common stock to officers and directors of the Company. As of the date of this report, the shares are yet to be issued and have been recorded as a stock subscription payable. The shares were for professional services provided to the Company and completed prior to June 30, 2013. The Company has recorded an expense of $261,600 which was calculated using the fair market price of the stock on the date of the board resolution authorizing the issuance of shares.

NOTE 12 – MINORITY INTEREST

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

NOTE 13 – FUTURE OBLIGATIONS

Leases

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

The table below summarized the future lease obligations for the fiscal years ended.

	Tea Estate	Office Space
June 30, 2014	$360,000	$30,000
June 30, 2015	360,000	30,000
June 30, 2016	360,000	30,000
June 30, 2017	360,000	30,000
June 30, 2018	360,000	30,000
Total five year lease obligation	$1,800,000	$150,000

Both of these leases either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of June 30, 2013, the amount of this deferred liability was $988,381.

Employment Agreements

The company executed three employment agreements in March of 2013 with two officers and one management level employee. Each contract is for a five year term. Once the Company successfully raises $5,000,000 in raised capital equity, the employment agreements call for annual salaries of $420,000 for the three employment agreements combined. As of right now, the Company has not raised the $5,000,000 in capital equity so it cannot sustain such payments and therefore pays only $180,000 annually for the three employment agreements combined. Pursuant to the three employment agreements in aggregate, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company valued the 4,000,000 shares at the closing stock price on the date of the executed agreement which was $0.06/share. At June 30, 2013, with regards to the future issuance of 4,000,000 shares, the Company accrued compensation expense for services completed in the amount of $80,000.

NOTE 14 – RELATED PARTY TRANSACTION

In addition to the loans payable as discussed above (see Note 4), the Company had the following related party transactions during the years ended June 30, 2013 and 2012.

Deposits on Equipment

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

Accounts Payable to Related Parties

As of June 30, 2013 and 2012, the Company has accounts payable to related parties balances totaling $145,822 and $7,940 which consists primary of amounts owed to a company controlled by an officer and director of the company which paid certain operating expenses on behalf of the company.

Shareholder Loans

As of June 30, 2013 and 2012, the Company has outstanding loans from the Company’s Chief Executive Officer in the amount of $501,518 and $402,903. These loans were provided for short-term working capital purposes and bear interest at a rate of 4%. The loans cannot be called until the Company’s obligations under the Land & Agriculture Bank of South Africa have been met.

Office Lease

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement calls for monthly payments of $2,500. During the years ended June 30, 2013 and 2012, a total of $32,154 and $0 has been paid in rent expense.

Compensation to Officers and Management

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company valued the 4,000,000 shares at the closing stock price on the date of the executed agreement which was $0.06/share. At June 30, 2013, with regards to the future issuance of 4,000,000 shares, the Company accrued compensation expense for services completed in the amount of $80,000.

NOTE 15 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has an accumulated deficit of $10,903,811 as of June 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to raise additional working capital through the private placement of our common stock in order to support existing operations and expand the range and scope of its business. However, there are no assurances that we will be successful through the private placement of our securities on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 16 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that besides listed below, no material subsequent events exist through the date of this filing.

  On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and become due and payable in six months from the date of issuance. During the first 90 days from issuance, the notes are repayable without incurring any interest charges. As of August 26, 2013, the company had been advanced $125,000 against the two notes. When the notes become payable, the holder has the option of converting the unpaid balance of any advances into common stock of the company at a discount of 40% off the then current price per share. Management has made arrangements for these notes to be repaid prior to conversion.

  In July of 2013, the Company issued 16,700 common shares for $5,000 cash.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANDAI BIOTECHNOLOGY, INC. (Registrant)

September 27, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2013	/s/ Daron Baylis Duffield Daron Baylis Duffield, Director

Date: September 27, 2013	/s/ Brian Johnson Brian Johnson, Director

Date: September 27, 2013	/s/ David Rzepnicki David Rzepnicki, Director

26