Form 10-Q
period 2013-09-30
Plandai Biotechnology, Inc.
filed 2013-11-19
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 1, 2013, the issuer had 106,320,760 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013 (Unaudited)	2013 (Audited)
ASSETS
Current Assets:
Cash	$375,588	$498,917
Inventory	5,154	6,439
Accounts Receivable	12,331	13,638
Related Party Receivable	60,759
Total Current Assets	453,832	518,994

Deposits	10,623	10,649
Other Assets	110,919	380,929
Fixed Assets – Net	8,315,604	7,924,910
Total Assets	$8,890,978	$8,835,482

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$202,116	$516,007
Accrued Interest	115,852	93,184
Convertible Note Payable	228,500	103,500
Derivative Liability	273,264	45,227
Related Party Payables	—	145,822
Total Current Liabilities	819,732	903,740

Loans from Related Parties	503,269	501,518
Credit Line	777,503	752,503
Capitalized Lease Obligation	1,109,126	988,381
Long Term Debt, Net of Discount	9,905,711	9,173,702
TOTAL LIABILITIES	13,115,341	12,319,844

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 106,320,760 and 106,270,760 shares issued and outstanding as of September 30, 2013 and June 30, 2013	10,678	10,628
Additional Paid-In Capital	7,848,926	7,833,976
Stock Subscription Payable	261,600	261,600
Retained Deficit	(11,474,745)	(10,903,813)
Cumulative Foreign Currency Translation Adjustment	167,711	169,437
Total Stockholders’ Deficit	(3,185,830)	(2,628,172)
Non-controlling Interest	(1,038,533)	(856,190)
Equity Allocated to Plandaí Biotechnology	(4,224,363)	(3,484,362)
Total Liabilities and Stockholders' Deficit	$8,890,978	$8,835,482
The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2013	2012
Revenues	226,953	$133,816
Cost of Sales	135,397	—
Gross Profit	91,556	133,816

Expenses:
Payroll	124,260	115,513
Professional Services	86,800	180,884
Rent	178,580	—
Utilities	16,730	18,526
Insurance	12,655	—
Depreciation	50,055	14,412
General & Administrative	68,827	193,640
Total Expenses	537,907	522,975

Operating Income (Loss)	(446,351)	(389,159)

Other Income (Expense)
Derivative Interest	(228,037)	—
Interest Expense	(78,886)	(33,576)

Net Income (Loss)	(753,274)	$(422,735)

Loss Allocated to Non-controlling Interest	182,342	110,665

Net Loss, Adjusted	(570,932)	$(312,070)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(1,726)	410

Comprehensive (Loss)	(572,658)	$(311,660)
Basic & diluted loss per share	(0.01)	$(0.01)
Weighted Avg. Shares Outstanding	106,295,760	110,895,300

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(753,275)	$(422,735)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	50,055	14,412
Forgiveness of Interest	—	2,625
Derivative Liability	228,037	—
Capitalized Lease Obligation	120,745	—
Foreign Currency Translation Adjustment	(1,726)	410
Increase in Prepaid Expenses	—	(59,690)
Increase in Accounts Receivable	1,307	(28,134)
Decrease in Deposits	25	—
Decrease in Inventory	1,284	—
Decrease in Other Assets	270,010	—
(Decrease) Increase in Accounts Payable and Accrued Expenses	(313,890)	18,275
Increase in Related Party Payables	(206,581)	48,468
Increase in Accrued Interest	22,668	12,133
Net Cash Used in Operating Activities	(581,339)	(414,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	—	(121,143)
Purchase of Fixed Assets	(440,748)	(606,045)
Net Cash Used in Investing Activities	(440,748)	(727,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	732,008	1,319,888
Net Borrowings under Convertible Debt	125,000	—
Proceeds from the Sale of Common Stock	15,000	—
Net Borrowings under Credit Line	25,000	122,175
Loans from Related Parties	1,750	168,952
Net Cash Provided by Financing Activities	898,758	1,611,015

Net (Decrease) Increase in Cash and Cash Equivalents	(123,329)	469,591
Cash and Cash Equivalents at Beginning of Period	498,917	5,112
Cash and Cash Equivalents at End of Period	$375,588	$474,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

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

These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2013 previously filed on Form 10-K. In management’s opinion,  all adjustments necessary for a fair statement of the results for the interim periods have been made.  All adjustments  made were of a normal recurring nature.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three months ended September 30, 2013.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. At September 30, 2013, the Company had three convertible debentures outstanding that if-converted would result in 786,229 new common shares being issued. At June 30, 2013, the Company had one convertible debenture outstanding that if-converted would result in 340,984 new common shares being issued.

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

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of September 30, 2013, the amount of this deferred liability was $1,109,126.

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

NOTE 3 – RECEIVABLE FROM RELATED PARTY

As of September 30, 2013, the Company had advanced $60,759 to a company affiliated to certain of our officers and directors.

NOTE 4 –LOANS FROM RELATED PARTIES

As of September 30, 2013, the Company has outstanding loans to various related parties in the amount of $503,269. These loans were provided for short-term working capital purposes, bear interest at rates between 8-10%, and mature on January 1, 2014.

NOTE 5 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of September 30, 2013, the balance drawn down on the credit line was $777,503 and accrued interest was $115,852. The company is in negotiations to convert the balance outstanding plus accrued interest into common stock and anticipates consummating a resolution to this debt prior to the due date.

NOTE 6 – DEBENTURE PAYABLE

In May 2013, the company issued an 8% interest rate convertible debenture in the amount of $103,500 which becomes due and payable in February 2014. The debenture is convertible into common stock of the company at a discount of 42% off the market price of the company’s common stock six months after issuance (November 2013). The company repaid the debenture in full on November 11, 2013.

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and become due and payable in six months from the date of issuance. During the first 90 days from issuance, the notes are repayable without incurring any interest charges. As of September 30, 2013, the company had been advanced $125,000 against the two notes. When the notes become payable, the holder has the option of converting the unpaid balance of any advances into common stock of the company at a discount of 40% off the then current price per share. Management has made arrangements for these notes to be repaid prior to conversion.

The company has recorded a derivative liability of $273,264 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion.

NOTE 7 – LONG-TERM DEBT

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa. The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. In connection with this financing arrangement, the Land and Agriculture Bank of South Africa required the Company to maintain the following loan covenants: debt to equity of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1. However, the Company is not currently complying with these loan covenants, because the Land and Agriculture Bank of South Africa has temporarily released it from such covenants, until such time that the equipment purchased with the borrowed funds is placed in revenue producing service.

As of September 30, 2013, a total of $8,154,904 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchased fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,335,806 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

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

As of September 30, 2013, the loan balance was:

Loan Principle	$10,490,711
Less: Discount	585,000
Net Loan per Books	$9,905,711

NOTE 8 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of September 30, 2013 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of September 30, 2013, the cumulative currency translation adjustments were $167,711.

NOTE 9 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2013 consisted of the following:

September 30, 2013

Total Fixed Assets	$8,480,680
Less: Accumulated Depreciation	(165,076)

Fixed Assets, net	$8,315,604

Depreciation expense

Depreciation expense for the three months ended September 30, 2013 was $50,055.

NOTE 10 – COMMON STOCK

During the three months ended September 30, 2013, the Company issued a total of 50,000 shares of restricted common stock in exchange for proceeds of $15,000.

NOTE 11 – NON-CONTROLLING INTEREST

Plandaí owns 82% of Dunn Roman Holdings—Africa, which in turn owns 74% each of Breakwood Trading 22 (Pty, Ltd. and Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

NOTE 12 – CAPITALIZED LEASE OBLIGATIONS

In February 2012, the Company entered into a long-term (49 year) lease of tea, avocado, macadamia and timber plantation estates totaling roughly eight thousand acres in South Africa. Under the terms of the lease, the Company is required to pay annual rent of R250,000 ($30,000) plus an annual dividend of 26% of net income generated from the use of the property with a R500,000 ($60,000) annual minimum dividend. The first payment of R20,883 ($2,610) was due April 2012, but by mutual agreement this payment was extended until funding is received under the loan from the Land Bank of South Africa. On March 1, 2012, the Company entered into a 10 year lease for office space for its subsidiary Dunn Roman Holdings. Under the terms of the lease, payments are $2,500 a month.

Both of these leases either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of September 30, 2013, the amount of this deferred liability was $1,109,126.

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the quarter ended September 30, 2013.

Office Lease

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement calls for monthly payments of $2,500. During the quarter ended September 30, 2013, a total of $5,184 was paid in rent expense.

Compensation to Officers and Management

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company valued the 4,000,000 shares at the closing stock price on the date of the executed agreement which was $0.06 per share. At September 30, 2013, the Company accrued compensation expense for services completed in the amount of $261,600, which has been recorded as Stock Subscription Payable.

NOTE 14 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that besides listed below, no material subsequent events exist through the date of this filing.

  On November 11, 2013, the company paid $143,000 to satisfy its obligation under a convertible debenture issued in May 2013.

  In November 2013, the company issued a non-convertible promissory note to an unrelated third party in the amount of $250,000. The note is due November 1, 2014 and earns interest at 6% per annum.
15

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

SALES

For the three months ended September 30, 2013, revenues were $226,953 compared to revenues of $90,785 for the quarter ended September 30, 2012. Sales consisted of avocados, macadamia nuts and timber from the company’s tea estate in South Africa. The company also recorded revenues of $196,906 from the sale of a license agreement. Sales of Phytofare™ extracts are not expected to commence until Summer 2013, when the commercial-grade extraction facility is completed.

Cost of sales for the quarter ended September 30, 2013 was $135,397, which consists of expenses incurred with managing and restoring the Senteeko Tea Estate. There were no such costs associated in the prior year as the company had not yet begun rehabilitating the property and therefore no associated farming costs. A third party harvested the fruit and timber and paid the company a fixed price per unit.

EXPENSES

Our total expenses for the three months ended September 30, 2013 were $537,907 compared to $496,146 for the same period of the prior year. Expenses in 2013 consisted primarily of salaries, rent, professional services and general and administrative expenses. Expenses were comparable from year to year with the exception of rent expense, which did not exist in 2012, and a reduction in professional services from 2012 to 2013.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2013, the Company's cash used in operating activities totaled $581,340, which was primarily attributable to a loss from operations, and cash used in investing activities was $440,748, which consisted of the purchase of fixed assets to be used in production. Cash provided by financing activities was $898,758, generated by draw downs on the loan from the Land and Agriculture Bank of South Africa and borrowings of $125,000 under convertible notes. As of September 30, 2013, the Company had current assets of $453,832 compared to current liabilities of $819,731.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited , executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by the end of 2013. The company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of 2013. Once the facility is tested and operational, the company will commence processing green tea material for its Phytofare™ Catechin Complex in the first quarter of 2014.

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

Non-Controlling Interest

Plandaí owns 82% of Dunn Roman Holdings—Africa, which in turn owns 74% each of Breakwood Trading 22 (Pty, Ltd. and Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year ended June 30, 2013 was $2,188,005 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2013 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company sold 50,000 shares of unregistered, restricted common stock for proceeds of $15,000. The shares were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: November 19, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

