Form 10-K/A
period 2013-06-30
Plandai Biotechnology, Inc.
filed 2013-11-27
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This form 10 K for the year ended June 30, 2013 is being amended to include additional disclosure regarding the note payable to Land and Agriculture Bank of South Africa. In addition references to minority interest or minority shareholder were changed to non-controlling interest or non-controlling shareholder. There are no changes to the financial statements.

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

Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, establishes standards for accounting for non-controlling interest, sometimes called a minority interest, which is that portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. FAS 160 requires that the non-controlling portion of equity and net income/loss from operations of consolidated entities be reflected in the financial statements. The Company previously adopted FAS 160 and has reflected the impact in the accompanying consolidated financial statements. All intercompany balances have been eliminated in consolidation.

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

On December 3, 2012, the Company engaged Patrick Rodger, CPA, P.A. as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2012 and March 31, 2011 through December 3, 2012 neither the Company nor anyone acting on its behalf consulted with Patrick Rodgers, CPA, P.A. regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Patrick Rodgers, CPA, P.A. on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Michael F. Cronin, CPA or a reportable event with respect to Michael F. Cronin, CPA.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Plandaí Biotechnology, Inc. Articles		10SB-12G		3.1	3/6/2005
3.2	Plandaí Biotechnology, Inc. By-Laws		10SB-12G		3.2	3/6/2005
10.1	The Shamile Communal Property Association Lease		10-K		10.1	9/30/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA

Altamonte Springs, Florida
September 25, 2013

Except Note 7-- November 20, 2013

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
F-4

PLANDAI BIOTECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Cumulative
				Stock			Currency
	Shares	Common	Additional	Subscription	Accumulated	Non	Translation	Total
	Outstanding	Stock	Paid-in Capital	Payable	Deficit	Controlling Interest	Adjustment	Equity
Balance as of June 30, 2011	76,000,000	$7,600	$4,195,610	$—	$(4,938,636)	$(14,771)	$—	$(750,197)

Deemed capital contribution from
forgiveness of related party debt	—	—	139,458	—	—	—	—	139,458
Stock issued on share exchange
November 17, 2011	25,415,300	2,542	(2,542)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	4,225	4,225
Shares issued as loan origination fee	1,500,000	150	584,850	—	—	—	—	585,000
Shares issued for services	7,980,000	798	2,976,902	—	—	—	—	2,977,700
Net loss for year ended June 30, 2012	—	—	—	—	(3,777,172)	(61,188)	—	(3,838,360)
Balance as of June 30, 2012	110,895,300	11,090	7,894,278	—	(8,715,808)	(75,959)	4,225	(882,174)

Forgiveness of shareholder loan interest	—	—	3,736	—	—	—	—	3,736
Stock issued for cash	525,460	53	140,447	—	—	—	—	140,500
Cancelled shares	(5,150,000)	(515)	(204,485)	—	—	—	—	(205,000)
Stock issuable to officers and directors
for services	—	—	—	261,600	—	—	—	261,600
Foreign currency translation adjustment	—	—	—	—	—	—	165,212	165,212
Net loss for year ended June 30, 2013	—	—	—	—	(2,188,005)	(780,231)	—	(2,968,236)
Balance as of June 30, 2013	106,270,760	$10,628	$7,833,976	$261,600	$(10,903,813)	$(856,191)	$169,437	(3,484,362)

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

NOTE 12 – NON-CONTROLLING INTEREST

Plandaí owns 82% of Dunn Roman Holdings—Africa, which in turn owns 74% each of Breakwood Trading 22 (Pty, Ltd. and Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the non-controlling ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, non-controlling interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

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

PLANDAI BIOTECHNOLOGY, INC. (Registrant)

November 27, 2013	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 27, 2013	/s/ Daron Baylis Duffield Daron Baylis Duffield, Director

Date: November 27, 2013	/s/ Brian Johnson Brian Johnson, Director

Date: November 27, 2013	/s/ David Rzepnicki David Rzepnicki, Director

26