Form 10-Q
period 2013-12-31
Plandai Biotechnology, Inc.
filed 2014-02-19
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 5, 2014, the issuer had 125,670,956 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013 (Unaudited)	2013 (Audited)
ASSETS
Current Assets:
Cash	$131,545	$498,917
Inventory	3,769	6,439
Accounts Receivable	7,007	13,638
Related Party Receivable	—
Total Current Assets	142,321	518,994

Deposits	15,522	10,649
Other Assets	361,138	380,929
Fixed Assets – Net	8,212,899	7,924,910
Total Assets	$8,731,880	$8,835,482

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$209,810	$516,007
Accrued Interest	12,472	93,184
Convertible Note Payable	323,480	103,500
Derivative Liability	2,131,663	45,227
Related Party Payables	1,501	145,822
Total Current Liabilities	2,678,926	903,740

Loans from Related Parties	482,958	501,518
Credit Line	—	752,503
Capitalized Lease Obligation	1,182,217	988,381
Long Term Debt, Net of Discount	10,085,791	9,173,702
TOTAL LIABILITIES	14,429,892	12,319,844

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, par value $.0001, 111,070,760 and 106,270,760 shares issued and outstanding as of December 31, 2013 and June 30, 2013	11,108	10,628
Additional Paid-In Capital	8,755,999	7,833,976
Stock Payable	1,056,600	261,600
Retained Deficit	(14,592,562)	(10,903,813)
Cumulative Foreign Currency Translation Adjustment	282,939	169,437
Total Stockholders’ Deficit	(4,485,916)	(2,628,172)
Non-controlling Interest	(1,212,096)	(856,190)
Equity Allocated to Plandaí Biotechnology	(5,698,012)	(3,484,362)
Total Liabilities and Stockholders' Deficit	$8,731,880	$8,835,482
The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Revenues	$13,187	$113,816	$240,002	$249,903
Cost of Sales	166,914	—	343,855	375,129
Gross Profit	(153,727)	113,816	(103,853)	(125,226)

Expenses:
Salaries & Wages	914,004	115,513	1,038,196	170,465
Professional Services	31,498	180,884	71,206	150,799
Rent	116,060	—	241,625	—
Utilities	13,229	18,526	29,580	19,237
Insurance	15,245	—	32,473	72,959
Depreciation	49,235	14,412	99,278	46,680
General & Administrative	21,307	193,640	102,326	238,657
Total Expenses	1,160,578	522,975	1,614,684	698,797

Operating Loss	(1,314,305)	(409,159)	(1,718,537)	(824,023)

Other Income (Expense)
Derivative Interest	(1,858,399)	—	(2,086,436)	2,653
Interest Expense	(147,860)	(33,576)	(239,682)	(105,692)

Net Loss	$(3,320,564)	$(442,735)	$(4,044,655)	$(927,062)

Loss Allocated to Non-controlling Interest	178,138	110,665	355,905	246,022

Net Loss, Adjusted	$(3,142,426)	$(332,070)	$(3,688,750)	$(681,040)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	115,228	410	113,502	(9,372)

Comprehensive (Loss)	$(3,027,198)	$(331,660)	$(3,575,248)	$(690,412)
Basic & diluted loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Weighted Avg. Shares Outstanding	106,270,760	110,895,300	106,270,760	110,895,300

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,	For the six months ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,044,655)	$(927,062)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	99,278	46,680
Forgiveness of Interest	—	4,426
Common Stock Issuable	795,000	—
Derivative Liability	2,086,436	—
Capitalized Lease Obligation	193,836	—
Foreign Currency Translation Adjustment	113,502	(9,372)
Increase in Prepaid Expenses	—	(41,133)
Decrease (Increase) in Accounts Receivable	6,632	(12)
Increase in Deposits	(4,874)	—
Decrease in Inventory	2,670	—
Decrease (Increase) in Other Assets	19,791	(19,450)
(Decrease)Increase in Accounts Payable and Accrued Expenses	(306,197)	20,272
(Decrease) Increase in Related Party Payables	(144,320)	150,790
Increase in Accrued Interest	49,288	26,970
Net Cash Used in Operating Activities	(1,133,613)	(747,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	—	(415,818)
Purchase of Fixed Assets	(387,267)	(885,285)
Net Cash Used in Investing Activities	(387,267)	(1,301,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	912,088	2,133,088
Net Borrowings under Convertible Debt	219,980	—
Proceeds from the Sale of Common Stock	15,000	—
Net Borrowings under Credit Line	25,000	1,120,837
Loans from Related Parties	(18,560)	175,869
Net Cash Provided by Financing Activities	1,153,508	3,429,794

Net (Decrease) Increase in Cash and Cash Equivalents	(367,372)	1,380,800
Cash and Cash Equivalents at Beginning of Period	498,917	5,112
Cash and Cash Equivalents at End of Period	$131,545	$1,385,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

6

.
PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the consolidated results of operations for the three and six months ended December 31, 2013.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. Once production of the Company’s Phytofare™ botanical extracts commences in 2014, revenues will be recognized when product is shipped.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its assets based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. At December 31, 2013, the Company had three convertible debentures outstanding that if-converted would result in 2,900,000 new common shares being issued. At June 30, 2013, the Company had one convertible debenture outstanding that if-converted would result in 340,984 new common shares being issued.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Cannabis Biosciences, Inc.	100% owned by Plandaí Biotechnology, Inc.
Phyto Nutricare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Phyto Pharmacare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa, Ltd	82% owned by Plandaí Biotechnology, Inc.
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa

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

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or include several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of December 31, 2013, the amount of this deferred liability was $1,182,217.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

All recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 –LOANS FROM RELATED PARTIES

As of December 31, 2013, the Company had outstanding loans from its Chief Executive Officer in the amount of $482,958. These loans were provided for short-term working capital purposes, bear interest at rates between 8-10%, and mature on January 1, 2014. Subsequent to year end, the loans were converted into 2,036,000 shares of restricted common stock of the Company.

NOTE 4 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of December 31, 2013, the balance drawn down on the credit line was $777,503 and accrued interest was $115,852. On December 31, 2013, the company converted the balance outstanding plus accrued interest into 5,000,000 shares of restricted common stock.

NOTE 5 – DEBENTURE PAYABLE

In May 2013, the Company issued an 8% interest rate convertible debenture in the amount of $103,500 which becomes due and payable in February 2014. The debenture is convertible into common stock of the Company at a discount of 42% off the market price of the Company’s common stock six months after issuance (November 2013). The Company repaid the debenture in full on November 11, 2013.

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and become due and payable six months from the date of issuance. During the first 90 days from issuance, the notes are repayable without incurring any interest charges. As of December 31, 2013, the Company had been advanced $210,000 against the two notes. Subsequent to December 31, 2013, $150,000 of the unpaid principal plus accrued interest was converted into 2,717,035 shares of restricted common stock.

On November 13, 2013, the Company executed a convertible promissory note of $113,500, which includes prepaid interest of $10,000. The note bears interest at 10% per annum and is due and payable twelve months from the date of issuance. At the holder’s option, the unpaid principal and interest can be converted into common stock at a 42% discount to market after six months.

The Company has recorded a derivative liability of $2,131,663 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion.

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

As of December 31, 2013, a total of $8,128,526 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,431,615 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

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

As of December 31, 2013, the loan balance was:

Loan Principal	$10,420,791
Less: Discount	585,000

Net Loan per Books	$9,835,791

During the quarter ended December 31, 2013, the company borrowed $250,000 from an unrelated third party. The note bears interest at 6% per annum and is due June 30, 2015.

NOTE 7 – CURRENCY ADJUSTMENT

The Company’s principal operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of December 31, 2013 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of December 31, 2013, the cumulative currency translation adjustments were $282,939.

NOTE 8 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2013 consisted of the following:

December 31, 2013

Total Fixed Assets	$8,421,830
Less: Accumulated Depreciation	(208,931)

Fixed Assets, net	$8,212,899

Depreciation expense

Depreciation expense for the three months ended December 31, 2013 was $49,235.

NOTE 9 – COMMON STOCK

During the six months ended December 31, 2013, the Company engaged in the following common stock transactions:

•	A total of 50,000 shares of restricted common stock were issued in exchange for proceeds of $15,000.
•	A total of 250,000 shares that had been issued in prior periods for services previously rendered were cancelled.
•	A total of 5,000,000 shares of restricted common stock were issued in satisfaction of a credit line and accrued interest totaling $907,503.

NOTE 10 – NON-CONTROLLING INTEREST

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

NOTE 11 – CAPITALIZED LEASE OBLIGATIONS

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

Both of these leases either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of December 31, 2013, the amount of this deferred liability was $1,182,217.

NOTE 12 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the quarter ended December 31, 2013.

Office Lease

The Company leases its South African Office space from a trust of which one of the beneficiaries serves on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company. The lease agreement calls for monthly payments of $2,500. During the quarter ended December 31, 2013, a total of $4,971 was paid in rent expense.

Compensation to Officers and Management

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company valued the 4,000,000 shares at the closing stock price on the date of the executed agreement which was $0.06 per share. At December 31, 2013, the Company accrued compensation expense for services completed in the amount of $1,056,600, which has been recorded as Stock Subscription Payable.

NOTE 13 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that besides listed below, no material subsequent events exist through the date of this filing.

  On February 4, 2014, the Company executed an stock purchase agreement in the amount of $15,300,000 which permits the Company to sell shares, at its option generally based on current market prices for the 30 month period commencing upon the execution of the stock purchase agreement, subject to the registration of resale of the underlying shares with the Securities and Exchange Commission. The Company received $300,000 in proceeds under the agreement in exchange for 480,000 shares of restricted common stock sold upon the execution of the stock purchase agreement.

  On February 4, 2014, the Company closed on an agreement to acquire the license to the intellectual property and trade name associated with “Diego Pellicer.” Under the terms of the agreement, the Company granted warrants to purchase 5,000,000 shares of the Company’s stock at a purchase price of $0.01 per share.

  On January 6, 2014, the Company retired $482,958 plus accrued interest payable to the Company’s chief executive officer in exchange for 2,036,000 shares of restricted common stock, which represented a conversion at the closing bid price. The debt obligation originated from a short-term working capital loan made in prior periods into the company’s subsidiary, Dunn Roman Holdings – Africa (Pty), Ltd.

  In February 2014, the company issued a total of 700,000 shares of restricted common stock in exchange for cash proceeds of $300,000.

  In February 2014, the company received a total of $850,000 in long-term debt financing. The loan bears interest at 6% and is payable June 30, 2015.

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

BUSINESS

Plandaí Biotechnology, Inc., (the “Company”) through its recent acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry. Its principal holdings consist of land, farms and infrastructure in South Africa.

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

SALES

For the three months ended December 31, 2013, revenues were $13,187 compared to revenues of $113,816 for the quarter ended December 31, 2012, a decrease of approximately $100,000. Sales consisted of timber from the company’s tea estate in South Africa. In the prior year, sales also included avocados and macadamia nuts. In 2013, the company subleased the farming of avocados and macadamia nuts to a third party, the proceeds from such lease being offset to rent expense.

Revenues for the six months ended December 31, 2013 were $240,002 which included $196,906 from the sale of a license agreement, compared to revenues of $249,903 for the six months ended December 31, 2012. Sales of Phytofare™ extracts are not expected to commence until spring 2014, when the commercial-grade extraction facility is completed.

Cost of sales for the quarter ended December 31, 2013 was $166,914, which consists of expenses incurred with managing and restoring the Senteeko Tea Estate. There were no such costs associated in the prior year as the company had not yet begun rehabilitating the property and therefore no associated farming costs. A third party harvested the fruit and timber and paid the company a fixed price per unit.

EXPENSES

Total expenses for the three months ended December 31, 2013 were $1,160,577 compared to $522,975 for the same period of the prior year, and increase of $637,602, or 122%. Expenses in 2013 consisted primarily of salaries and rent. Expenses were comparable from year to year with the exception of rent expense, which did not exist in 2012, and a reduction in professional services from 2012 to 2013. In addition, salary expense of $914,004 in 2013 included $795,000 recorded in connection with stock payable as part of management employment agreements. General and Administrative expenses in 2013 included a reduction due to the receipt of rent income from the macadamia and avocado farm and a rebate on insurance paid in prior periods.

Total expenses for the six months ended December 31, 2013 were $1,614,684 compared to $698,797 for the same period of the prior year, an increase of $915,887, or 131%. Expenses in 2013 consisted primarily of salaries and rent. Expenses were comparable from year to year with the exception of rent expense, which did not exist in 2012, and a reduction in professional services from 2012 to 2013. . In addition, salary expense of $1,1038,196 in 2013 included $795,000 recorded in connection with stock payable as part of management employment agreements

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2013, the Company's cash used in operating activities totaled $1,133,613, which was primarily attributable to a loss from operations, and cash used in investing activities was $387,267, which consisted of the purchase of fixed assets to be used in production. Cash provided by financing activities was $1,153,508, generated an increase in long term borrowings. As of December 31, 2013, the Company had current assets of $142,321 compared to current liabilities of $2,678,926, of which $2,131,663 related to accrued derivative liability.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In June 2012,[see Note 6 to financial statements] the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by the end of 2013. The Company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of March 2014.

The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first draw down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. As of December 31, 2013, a total of $8,128,526 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the Company’s botanical extracts. Additionally, $2,431,615 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

On February 4, 2014, the Company executed an stock purchase agreement in the amount of $15,300,000 which permits the Company to sell shares, at its option generally based on current market prices for the 30 month period commencing upon the execution of the stock purchase agreement, subject to the registration of resale of the underlying shares with the Securities and Exchange Commission. The Company received $300,000 in proceeds under the agreement in exchange for 480,000 shares of restricted common stock sold upon the execution of the stock purchase agreement.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2013 or 2012. The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded.

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

This item is not applicable as we are currently a smaller reporting company.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur cause of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, the Company sold 50,000 shares of unregistered, restricted common stock for proceeds of $15,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the three months ended December 31, 2013, the Company also issued a total of 5,000,000 shares of unregistered, restricted common stock to satisfy a credit line obligation and accrued interest totaling $907,503. The recipient of those shares was an accredited investor, and the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

On January 15, 2014, the Company issued a total of 2,036,000 shares of unregistered restricted common stock to satisfy a loan obligation of $482,958. The recipient of those shares was an accredited investor, and the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

On January 30, 2014, the Company issued a total of 2,717,035 shares of unregistered restricted common stock satisfy loan obligations of $150,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In February 2014, the company issued a total of 8,640,000 shares of unregistered restricted common stock to employees, including officers of the company, under compensation agreements entered into in prior years. The value of these shares was accrued as Common Stock Issuable in the accompanying financial statements. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Plandaí Biotechnology, Inc. includes herewith the following exhibits:

Exhibit	Exhibit Description	Filed herewith
4.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 4, 2014, by and between the Company and Lincoln Park Capital Fund, LLC.	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc.
(Registrant)

Date: February 19, 2014	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

