Form 10-K/A
period 2013-06-30
Plandai Biotechnology, Inc.
filed 2014-04-29
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note:

This Amendment No. 2 on Form 10-K/A amends the Registrant’s Form 10-K/A, filed on November 27, 2017 and Annual Report filed on Form 10-K on September 30, 2013 with the Securities and Exchange Commission. Amendment No. 2 is being filed to include a new audit opinion letter provided by the Registrant’s certified public accountant resulting from a re-audit of the fiscal years ended June 30, 2012 and 2013 and to include additional disclosure regarding the note payable to Land and Agriculture Bank of South Africa.

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

C O N T E N T S

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Plandai Biotechnology, Inc., and Subsidiary
Seattle, WA

I have audited the accompanying balance sheets of Plandai Biotechnology, Inc., and Subsidiary ("the Company") as of June 30, 2013 and 2012 and the statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion. In my opinion, these financial statements present fairly, in all material respects, the financial position of Plandai Biotechnology, Inc, and Subsidiary as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plandai Biotechnology, Inc., and Subsidiary as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the year ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 of the accompanying financial statements, the Company has incurred losses since inception, has a negative working capital balance at June 30, 2013, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 29, 2014

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

NOTE 7 – LONG-TERM DEBT

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa. The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. In connection with this financing arrangement, the Land and Agriculture Bank of South Africa (the Bank) required the Company to maintain the following loan covenants: debt to equity of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1.  However, the Company consistantly notified the Bank of this situation. The Company has requested written documentation as to the Bank’s intention. The Bank has not provided this documentation in writing, however they have given verbal approval. In addition they have not started any action against the Company.

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

PLANDAI BIOTECHNOLOGY, INC. (Registrant)

April 29, 2014	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2014	/s/ Daron Baylis Duffield Daron Baylis Duffield, Director

Date: April 29, 2014	/s/ Brian Johnson Brian Johnson, Director

Date: April 29, 2014	/s/ Roger Duffield Roger Duffield, Director

26