Form 10-Q
period 2014-03-31
Plandai Biotechnology, Inc.
filed 2014-05-14
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 1, 2014, the issuer had 128,023,828 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014 (Unaudited)	2013 (Audited)
ASSETS
Current Assets:
Cash	$626,082	$498,917
Inventory	3,272	6,439
Accounts Receivable	6,357	13,638
Total Current Assets	635,711	518,994

Deposits	82,619	10,649
Other Assets	159,582	380,929
Fixed Assets – Net	8,893,686	7,924,910
Total Assets	$9,771,598	$8,835,482

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$97,536	$516,007
Accrued Interest	22,570	93,184
Convertible Note Payable	73,480	103,500
Derivative Liability	352,120	45,227
Related Party Payables	12,186	145,822
Total Current Liabilities	557,892	903,740

Loans from Related Parties	—	501,518
Credit Line	—	752,503
Capitalized Lease Obligation	1,290,341	988,381
Long Term Debt, Net of Discount	11,356,644	9,173,702
TOTAL LIABILITIES	13,204,877	12,319,844

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, par value $.0001, 128,023,828 and 106,270,760 shares issued and outstanding as of March 31, 2014 and June 30, 2013	12,802	10,628
Additional Paid-In Capital	15,099,420	7,833,976
Stock Subscription Payable	—	261,600
Retained Deficit	(17,563,674)	(10,903,813)
Cumulative Foreign Currency Translation Adjustment	311,115	169,437
Total Stockholders’ Deficit	(2,140,337)	(2,628,172)
Non-controlling Interest	(1,292,942)	(856,190)
Equity Allocated to Plandaí Biotechnology	(3,433,279)	(3,484,362)
Total Liabilities and Stockholders' Deficit	$(9,771,598)	$8,835,482
The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenues	$12,554	$65,850	$250,859	$313,716
Cost of Sales	141,046	356,363	483,675	720,838
Gross Profit	(128,492)	(290,513)	(232,816)	(407,122)

Expenses:
Salaries & Wages	1,133,741	115,487	2,204,284	308,523
Professional Services	29,073	114,704	108,643	184,124
Rent	175,025	189,153	431,862	216,803
Consulting Fees	800,000	—	800,000	—
Finance Costs	459,000	—	459,000	—
Research	—	—	83,230	23,098
Utilities	13,034	2,102	42,812	6,457
Insurance	8,828	24,860	27,831	101,118
Depreciation	43,774	40,500	142,808	87,822
General & Administrative	113,152	180,206	102,236	445,740
Total Expenses	2,775,627	667,012	4,402,706	1,373,685
Operating Loss	(2,904,119)	(957,525)	(4,635,522)	(1,780,807)

Other Income (Expense)
Derivative Interest	(16,004)	—	(2,086,436)	—
Other Income	—	—	—	2,653
Interest Expense	(134,754)	(73,519)	(374,654)	(179,952)
Net Loss	$(3,054,877)	$(1,031,044)	$(7,096,612)	$(1,958,106)

Loss Allocated to Non-controlling Interest	87,803	331,260	436,751	587,536
Net Loss, Adjusted	$(2,967,074)	$(699,784)	$(6,659,861)	$(1,370,570)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	143,404	127,614	141,678	133,836
Comprehensive (Loss)	$(2,823,670)	$(572,170)	$(6,518,183)	$(1,236,735)
Basic & diluted loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.01)
Weighted Avg. Shares Outstanding	119,547,278	110,895,300	117,147,278	110,895,300

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,	For the nine months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,096,612)	$(1,958,106)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	142,808	87,822
Forgiveness of Interest	—	4,426
Stock Issued for Services	2,595,000	(85,000)
Stock Issued for Financing Costs	459,000	—
Derivative Liability	2,086,351	—
Capitalized Lease Obligation	301,960	—
Foreign Currency Translation Adjustment	141,678	133,836
Decrease in Prepaid Expenses	—	22,068
Decrease (Increase) in Accounts Receivable	7,281	(11,516)
Increase in Deposits	(71,971)	—
Decrease (Increase) in Inventory	3,167	(6,742)
Decrease (Increase) in Other Assets	221,348	(289,244)
(Decrease)Increase in Accounts Payable and Accrued Expenses	(418,470)	324,566
(Decrease) Increase in Related Party Payables	(133,636)	209,297
(Decrease) Increase in Accrued Interest	(70,614)	46,057
Net Cash Used in Operating Activities	(1,832,710)	(1,522,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on Equipment	—	(535,498)
Purchase of Fixed Assets	(1,111,584)	(1,074,499)
Net Cash Used in Investing Activities	(1,111,584)	(1,609,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	2,182,942	1,983,192
Net Borrowings under Convertible Debt	248,517	—
Proceeds from the Sale of Common Stock	615,000	—
Net Borrowings under Credit Line	25,000	1,594,535
Loans from Related Parties	—	124,454
Net Cash Provided by Financing Activities	3,071,459	3,702,181

Net Increase in Cash and Cash Equivalents	127,165	569,648
Cash and Cash Equivalents at Beginning of Period	498,917	5,112
Cash and Cash Equivalents at End of Period	626,082	574,760

6

NON-CASH TRANSACTIONS
Stock Issued to Retire Debt	$1,557,504	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2014

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the consolidated results of operations for the three and nine months ended March 31, 2014.

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

Earnings per Share

Basic gain or loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. At March 31, 2014, the Company had one convertible debenture outstanding that if-converted would result in 673,741 new common shares being issued. At June 30, 2013, the Company had one convertible debenture outstanding that if-converted would result in 340,984 new common shares being issued.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Cannabis Biosciences, Inc.	100% owned by Plandaí Biotechnology, Inc.
Phyto Nutricare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Phyto Pharmacare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa, Ltd	100% owned by Plandaí Biotechnology, Inc.
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

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

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or include several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of March 31, 2014, the amount of this deferred liability was $1,290,341..

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

NOTE 3 –LOANS FROM RELATED PARTIES

As of March 31, 2014, the Company had an outstanding loans from a director in the amount of $12,186, which represented unpaid reimbursement of office expenses, including rent, from prior periods. During the quarter ended March 31, 2014, the company converted $482,958 payable to the Company’s Chief Executive Officer into 2,036,000 shares of restricted common stock, which represented the fair value of the shares on the date of conversion.

NOTE 4 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matures on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of December 31, 2013, the balance drawn down on the credit line was $777,503 and accrued interest was $104,997. On December 31, 2013, the company converted the balance outstanding plus accrued interest into 5,000,000 shares of restricted common stock.

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

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and become due and payable six months from the date of issuance. During the first 90 days from issuance, the notes are repayable without incurring any interest charges. The Company was advanced $210,000 against the two notes. During the quarter ended March 31, 2014, $149,729 of the unpaid principal plus accrued interest was converted into 2,717,035 shares of restricted common stock.

On November 13, 2013, the Company executed a convertible promissory note of $113,500, which included prepaid interest of $10,000. The note bore interest at 10% per annum and was due and payable twelve months from the date of issuance. At the holder’s option, the unpaid principal and interest was convertible into common stock at a 42% discount to market after six months. During the quarter ended March 31, 2014, the Company repaid the debenture and all associated interest.

The Company has recorded a derivative liability of $352,120 as of March 31, 2014 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion. During the nine months ended March 31, 2014, the Company recorded $2,086,436 as derivative interest expense which was then offset against additional paid in capital when the debentures were converted.

NOTE 6 – LONG-TERM DEBT

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa. The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1. The Company notified the Land Bank that these covenants have been out of compliance since the inception of the loan and subsequently received a letter from the Land Bank which suspends these loan covenants.

As of March 31, 2014, a total of $8,414,166 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,327,479 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

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

As of March 31, 2014, the loan balance was:

Loan Principal	$10,741,645
Less: Discount	585,000

Net Loan per Books	$10,156,645

During the quarter ended December 31, 2013, the company borrowed $250,000 from an unrelated third party. The note bears interest at 6% per annum and is due June 30, 2015. During the quarter ended March 31, 2014, the company borrowed and additional $950,000 from this same entity and under identical terms.

NOTE 7 – CURRENCY ADJUSTMENT

The Company’s principal operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of March 31, 2014 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of March 31, 2014, the cumulative currency translation adjustments were $311,115.

NOTE 8 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2014 consisted of the following:

March 31, 2014

Total Fixed Assets	$9,138,608
Less: Accumulated Depreciation	(244,922)

Fixed Assets, net	$8,893,686

Depreciation expense

Depreciation expense for the three and nine months ended March 31, 2014 was $43,744 and $142,808, respectively.

NOTE 9 – COMMON STOCK

During the nine months ended March 31, 2014, the Company engaged in the following common stock transactions:

•	A total of 1,230,033 shares of restricted common stock were issued in exchange for proceeds of $615,000.
•	A total of 250,000 shares that had been issued in prior periods for services previously rendered were cancelled.
•	A total of 5,000,000 shares of restricted common stock were issued in satisfaction of a credit line and accrued interest totaling $882,500.
•	A total of 2,717,035 shares of restricted common stock were issued in satisfaction of convertible debentures and associated interest totaling $149,729.
•	A total of 2,036,0000 shares of restricted common stock were issued in satisfaction of a note payable of $499,797 to the company’s Chief Executive Officer.
•	A total of 9,380,000 shares of restricted common stock were issued for services previously rendered, which included $261,000 in services from the prior year which had been recorded as Stock Subscription Payable as of June 30, 2013.
•	A total of 1,100,000 shares of restricted common stock were issued to acquire 15% interest in Dunn Roman Holdings and 10% interest in Green Gold Biotechnologies, both of which were, at the time of the transaction, majority owned subsidiaries of the Company.
•	On February 4, 2014, the Company closed on an agreement to acquire the license to the intellectual property and trade name associated with “Diego Pellicer.” Under the terms of the agreement, the Company granted warrants to purchase 5,000,000 shares of the Company’s stock at a purchase price of $0.01 per share.
•	On February 4, 2014, the Company executed an stock purchase agreement in the amount of $15,300,000 which permits the Company to sell shares, at its option generally based on current market prices for the 30 month period commencing upon the execution of the stock purchase agreement, subject to the registration of resale of the underlying shares with the Securities and Exchange Commission. The Company received $300,000 in proceeds under the agreement in exchange for 480,000 shares of restricted common stock sold upon the execution of the stock purchase agreement. An additional 540,000 shares of restricted common stock were issued as consideration for executing the Agreement. The value of the shares on the date of issuance, $459,000, has been treated as financing costs.

NOTE 10 – NON-CONTROLLING INTEREST

Plandaí owns 100% of Dunn Roman Holdings—Africa, which in turn owns 74% of Breakwood Trading 22 (Pty), Ltd. and 84% of Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the non-controlling ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, non-controlling interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

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

Both of these leases either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of March 31, 2014, the amount of this deferred liability was $1,290,341.

NOTE 12 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the nine months ended March 31, 2014.

Compensation to Officers and Management

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company valued the 4,000,000 shares at the closing stock price on the date of the executed agreement which was $0.06 per share. At December 31, 2013, the Company accrued compensation expense for services completed in the amount of $1,056,600, which was been recorded as Stock Subscription Payable. In January 2014, the Company issued a total of 8,000,000 shares of common stock under these agreements to satisfy its obligations for the service years ended March 1, 2013 and March 31 2014.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing.

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

The company is presently developing for market two unique extracts: Phytofare™ Catechin Complex and Phytofare™ Limonoid Glycoside Complex, which are expected to be available to customers in 2014.

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

SALES

For the three months ended March 31, 2014, revenues were $12,554 compared to revenues of $65,850 for the quarter ended March 31, 2013, a decrease of approximately $53,296. Sales consisted of timber from the company’s tea estate in South Africa. In the prior year, sales also included avocados and macadamia nuts. In 2013, the company subleased the farming of avocados and macadamia nuts to a third party, the proceeds from such lease being offset to rent expense.

Revenues for the nine months ended March 31, 2014 were $250,859 which included $196,906 from the sale of a license agreement, compared to revenues of $313,716 for the nine months ended March 31, 2013. Sales of Phytofare™ extracts are not expected to commence until spring 2014, when the commercial-grade extraction facility is completed.

Cost of sales for the quarter ended March 31, 2014 was $141,046, which consists of expenses incurred with managing and restoring the Senteeko Tea Estate, compared to $356,363 for the prior year quarter. For the nine months ended March 31, 2014 and 2013, cost of sales were $$483,675 and $720,838, respectively. Costs decreased in the current year because a significant portion of the tea estate rehabilitation took place in 2013.

EXPENSES

Total expenses for the three months ended March 31, 2014 and 2013 were $2,775,627 and 667,012, respectively, an increase of $2,108,615. Expenses in 2013 consisted primarily of salaries, rent and professional services. 2014 expenses include $800,000 in consulting fees and $459,000 in finance costs incurred as a result of issuing common stock to various third parties in connection with the stock purchase agreement (see Note 9). In addition, Salaries and Wages increased from $115,487 to $1,133,741, resulting from the issuance of 4,000,000 shares of common stock under employment agreements with the company’s officers.

Total expenses for the nine months ended March 31, 2014 and 2013 were $4,402,706 and 1,373,685, respectively, an increase of $3,029.021. The increase is attributed to include $800,000 in consulting fees and $459,000 in finance costs incurred as a result of issuing common stock to various third parties in connection with the stock purchase agreement (see Note 9). In addition, Salaries and Wages increased from $308,523 to $2,204,284, resulting from the issuance of common stock under employment agreements with the company’s officers.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2014, the Company's cash used in operating activities totaled $1,832,710, which was primarily attributable to a loss from operations associated with managing the Senteeko Tea Estate. Cash used in investing activities was $1,111,584, which consisted of the purchase of fixed assets to be used in production. Cash provided by financing activities was $3,071,459, generated from an increase in long term borrowings and convertible debentures, and the sale of common stock. As of March 31, 2014, the Company had current assets of $635,711 compared to current liabilities of $557,892, of which $352,120 related to accrued derivative liability associated with our convertible debentures.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In June 2012,[see Note 6 to financial statements] the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by the end of 2013. The Company has also commenced construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory completed by the end of May 2014 and operational by July 1, 2014.

The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first draw down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. As of March 31, 2014, a total of $8,414,166 had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the Company’s botanical extracts. Additionally, $2,327,479 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

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

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2014 or 2013. The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Non-Controlling Interest

Plandaí owns 100% of Dunn Roman Holdings—Africa, which in turn owns 74% of Breakwood Trading 22 (Pty, Ltd. and 84% of Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the non-controlling ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, non-controlling interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended March 31, 2014, the company issued a total of 540,000of unregistered restricted common stock to a third party as consideration for executing a stock purchase agreement. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the quarter ended March 31, 2014, the company issued a total of 1,180,033 shares of unregistered restricted common stock to various third parties in exchange for cash totaling $600,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: May 14, 2014	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

