Form 10-K
period 2014-06-30
Plandai Biotechnology, Inc.
filed 2014-10-14
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $10,453,139.

1

As of October 10, 2014, the registrant had 134,220,536 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

PART I

ITEM 1. BUSINESS.

Plandaí Biotechnology, Inc. (the “Company”) and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows much of the live plant material used in its products on a 3,000 hectare estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product to be brought to market is Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. The company’s principle holdings consist of land, farms and infrastructure in South Africa.

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

As a result of the Share Exchange Agreement and disposition of Diamond Ranch, Ltd., the Company’s operations consist entirely of the operations of the former GES entity and its subsidiaries.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds and phytonutrients from polyphenols found in organic matter, including green tea leaves, citrus and many other plants. Various tests have been conducted over the past ten years using this technology to generate functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field. Polyphenols from green tea are an excellent source antioxidant and anti-carcinogenic substances. The Company leases 8,000 acres of agriculture land in Mpumalanga, South Africa, under a 49-year notarial lease, which includes over a thousand acres of cultivated green tea. In addition, the Company has recently completed a 30,000 sq. ft. state-of-the-art extraction facility on site which is expected to come online before the end of Year 2014. Plandaí intends to use its plantation leases to focus on the farming of whole fruits, vegetables and live plant material and the production of proprietary botanical extracts for the health and wellness industry using its proprietary extraction technology and the extraction facility.

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

The company is presently developing for market two unique extracts: Phytofare™ Catechin Complex and Phytofare™ Limonoid Glycoside Complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility is expected to become operational before the end of Year 2014, with initial sales commencing fourth quarter 2014. The limonoid glycoside product is extracted from lemons which are sourced from local plantations in South Africa and then produced in the same factory that makes the green tea product. The Phytofare™ Limonoid Glycoside Complex will be introduced to the market in July 2015.

On August 30, 2013, Plandaí entered into a license agreement with North-West University in Potchefstroom, South Africa, which granted the company the exclusive right to use the University’s Pheroid™ technology to product nano-entrapped botanical extracts for human and animal use. The company believes that this technology will enable it to develop products with much higher absorption coefficients in both topical use and oral consumption.

The Company is actively pursuing research on additional botanical extracts that have known or suspected pharmaceutical properties. This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly-owned subsidiary, Cannabis Biosciences, Inc. Cannabis Biosciences has concluded its investigative research on cannabis and developed a method of extraction which it believes can produce a complete cannabis complex in a highly bioavailable format but without psychoactive effects. The Company is actively seeking to obtain a license that will permit it to produce its cannabinoid extract and conduct laboratory research on live cannabis plant. Provided that the company can produce such an extract, the plan is to commence animal research on neural disorders such as Parkinson’s, Alzheimer’s, MS, epilepsy, and post-concussion syndrome in order to determine definitively if cannabis possesses medicinal properties meriting further human trials.

COMPETITION

The Company faces competition from a variety of sources. There are several large producers of farm products including green tea and there are numerous companies that develop and market nutriceutical products that include bio-available compounds including those from green tea and citrus extracts. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality and higher concentration extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing. The company’s unique patent-pending technology, combined with the patented Pheroid™ technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

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

LICENSE AGREEMENT

During the year ended June 30, 2014, the Company entered into a license agreement with Oasix, Inc., a Canadian company that owns and operates medical centers specializing in dermatology and skin care. The terms of the license required and initial payment of $250,000 plus an additional payment of $250,000 following the favorable completion of certain clinical trials. The license covers the use of Phytofare™ Catechin Complex in topical formulation for anti-aging applications and is specific to North America and portions of Africa. Of the initial payment, the company received $190,000 which has been recorded as License Fees in the accompanying financial statements. The company has completed the clinical trials with favorable results and therefore deems the monies received to be earned as of June 30, 2014. The company is presently is discussion with Oasix regarding fulfillment of the remaining terms of the agreement. A total of $14,000 was spent on the clinical trials, which was recorded as research and development costs.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year June 30, 2014 was $9,828,797 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have thus far relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  Until we reach a point where revenues exceed costs, we will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock May Fluctuate Significantly

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

Our common stock is currently quoted on the OTC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

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

Thus far, our operations have been focused on product development and in bringing production capacity online, and our revenues to date have consisted of sales of timber, avocado and macadamia nuts from our farms in South Africa. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

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

We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue to date. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; the successful testing of our product in both in in vitro and in vivo trials; establishing manufacturing, sales, and marketing arrangements with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended June 30, 2014 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated October 7, 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses since inception of development stage, have a negative cash flow from operations and have working capital and stockholders’ deficiencies. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no approved products on the market and have generated no product revenues to date.

To date, we have no approved product on the market and have generated no product revenues. Until and unless we receive approval from regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. We recently received a legal opinion stating that our Phytofare™ Catechin Complex with not require specific and separate approval to be sold in the United States; however, we have not yet commenced production or shipments to customers. Until have products on the market we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants and additional financings, to the extent such financings can be obtained.

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

We expect that all of our product candidates under development will face intense competition from existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify and develop products earlier than we do, or develop products that are more effective or cost less than our products.

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

Our strategy with our lead product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

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

EMPLOYEES

The Company, including subsidiaries, currently employs approximately 100 full time employees, of which 80 are engaged in farming, 5 in research and development, and 15 in management and operations. Once the Company has completed testing on its Phytofare™ products and has its production facility nearing completion, management expects to increase the number of employees engaged in farming, production, and operations significantly. We assess employee relations to be excellent.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its subsidiary, Dunn Roman Holdings, controls notarial leases in South Africa encompassing 8,000 acres of tea plantations, farms and associated buildings. The Company also leases office space in London, England and White River, Mpumalanga, South Africa.

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

Quarter Ending	Quarterly High	Quarterly Low
9/30/2012	$0.22	$0.12
12/31/2012	$0.15	$0.06
3/31/2013	$0.08	$0.04
6/30/2013 9/30/2013 12/31/2013 3/31/2014 6/30/2014	$0.54 $0.82 $0.60 $3.12 $1.08	$0.05 $0.40 $0.12 $0.21 $0.28

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

As of June 30, 2014, there were approximately 265 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

During the quarter ended March 31, 2014, the company issued a total of 1,100,000 shares of restricted common stock in exchange for 15% interest in Dunn Roman Holdings-Africa (Pty) Ltd. and 10% interest in Green Gold Biotechnologies, (Pty) Ltd. In April 2014, the company agreed to issue an additional 70,000 shares to acquire the remaining 2% interest in Dunn Roman, bringing its total ownership in that entity to 100%. These shares were issued subsequent to June 30, 2014. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the quarter ended June 30, 2014, the Company had the following issuances of unregistered securities:

•	86,800 shares of restricted common stock were sold to unaffiliated third parties in exchange for cash proceeds of $40,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	280,000 shares of unregistered common stock were issued to an unaffiliated third party on the conversion of $55,368 in debentures and associated interest. The recipient of the shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	618,000 shares of restricted common stock were issued to employees of the Company’s subsidiary, Dunn Roman Holdings-Africa, for services previously rendered. At the time of issuance, these shares had a value of $247,200 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	1,500,000 shares of restricted common were issued to former officers and directors of the Company’s subsidiary, Dunn Roman Holdings-Africa, as part of a settlement in connection with terminating their employment and resignation from the subsidiary board of directors. At the time of issuance, the shares had a value of $600,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	500,000 shares restricted common stock were issued to extend the lease and purchase option on the Company’s White River, South Africa, office space, by an additional five years. At the time of issuance, the shares had a value of $200,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

SALES

For the fiscal year ended June 30, 2014, sales were $265,748 compared to sales of $359,143 for the fiscal year ended June 30, 2013. Sales during fiscal 2014 included $190,000 attributed to a license sold to Oasix with the balance attributable to timber sales. Sales during 2013 consisted of avocado, macadamia nuts and timber from the company’s farming operations in South Africa. The company has not commenced sales of its botanical extracts and does not anticipate having product available for market until fourth quarter 2014.

EXPENSES

Our total expenses for the fiscal year ended June 30, 2014 were $7,528,282 compared to $2,053,699 in the prior year. Included in current year expenses is $4,099,392 in Salaries and Wages, of which $3,522,200 resulted from recording the fair market value associated the issuance of restricted common stock in accordance with compensation agreements. Also included in expenses for 2014 was $800,000 in Consulting Expense recorded based on the fair market value of restricted common stock issued to third parties that assisted in arranging financing for the Company and $459,000 recorded as Finance Costs resulting from the issuance of common stock to Lincoln Park Capital as consideration for extending an equity line of credit.

OTHER INCOME/(EXPENSES)

For the years ended June 30, 2014 and 2013, the Company reported interest expense of $521,285 and $265,245, respectively, an increase of $256,040. The increase was primary due to the interest accrued on the Land Bank loans in South Africa.

For the years ended June 30, 2014 and 2013, the Company reported derivative interest expense of $1,354,035and $45,227, respectively, an increase of $1,308,808. The increase was due to the issuance of additional convertible debentures during 2014. Derivative interest is recorded using the Black-Scholes model which incorporates historic stock price volatility to estimate the potential expense associated with issuing stock on convertible instruments. As of June 30, 2014, the Company had only $18,112 in convertible debt, which was converted into common stock in July 2014. A derivative liability of $23,710 was recorded to account for the potential value of the stock issuable upon conversion.

Other Income for the year ended June 30, 2014 includes $400,000 which relates to payments made by CRS Technologies as a penalty for delays in completing construction of the Senteeko extraction facility. The Company signed a settlement agreement with CRS for a total consideration of $2,000,000; which the Company is recording as the money is received due to the uncertainty of receiving the full amount.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended June 30, 2014, the Company's cash used in operating activities totaled $2,614,673, which was primarily attributable to costs in South Africa associated with getting the Senteeko estate operational. Cash used in investing activities was $1,119,300, which consisted almost entirely of fixed asset acquisitions in South Africa. Cash provided by financing activities was $3,391,626, the majority of which was provided by borrowings under long-term debt instruments used to purchase equipment and leasehold improvements for the South African operations. As of June 30, 2014, the Company had current assets of $603,217 compared to current liabilities of $236,457. Cash on hand was $156,570.

PLAN OF OPERATION

The Company executed a 49-year notarial lease, giving it control over 8,000 acres of plantation properties in South Africa. Plandaí plans to use a proprietary extraction process to create bio-available extracts using the farm produce from the plantation, with an initial emphasis on green tea and citrus extracts. During the fiscal year ended June 30, 2013 commenced rehabilitation efforts on the plantation, which involved removing overgrowth, paring the tea bushes, refurbishing housing for the laborers, and repairing the roads and bridges. The company also commenced construction on a 3,000m2 extraction facility which will be commissioned and optimized before the end of Year 2014.

In August 2014, installation of the equipment at Senteeko was completed and optimization efforts commenced, which are expected to take approximately 30 days. This includes starting the boiler, installing the computer systems, setting the pressure values, and processing test batches of product in anticipation of the first tea harvest expected in late September 2014. Management currently estimates that tea harvesting and extract production will commence before the end of 2014.

Plandaí also commenced several laboratory trials in preparation for releasing product to market. These trials focus on bioavailability, anti-inflammation, topical absorption, weight loss, and malaria. The Company expects to release product to market in October 2014 under the Phytofare™ brand name. First to market will be the green-tea based Phytofare™ Catechin Complex followed in June 2015 with the lemon-based Phytofare™ Limonoid Glycoside Complex.

Plandaí has entered into several distribution agreements covering nutriceutical sales in North America, Europe and parts of Africa, with additional markets opening in the coming months.

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $9.5 million USD based on current exchange rate) financing with the Land and Agriculture Bank of South Africa.

Subsequent to June 30, 2014, the company borrowed $1.8 million from an unaffiliated third party at 6% annual interest. Principal and interest are due June 30, 2015.

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

Revenue recognition

The Company presently derives its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. In 2014, the Company signed a twenty year sublease on one of its South African farms responsible for macadamia nut and avocado production. The lease requires monthly payments of $4,200 to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. The Company has recorded revenue based on a straight line basis of the value of the lease over the entire term, which has been recorded as a receivable in the accompanying financial statements.

Once production of the Company’s Phytofare™ botanical extracts commence in late 2014, revenues will be recognized when product is shipped.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Global Energy Solutions, Ltd.	100% owned by Plandaí Biotechnology, Inc.
Cannabis Biosciences, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa, Ltd	100% owned by Plandaí Biotechnology, Inc.
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

During the year ended June 30, 2013, the Company determined that the entity, Global Energy Solutions, was unnecessary to operations and decided to dissolve that corporation, resulting in the stock of Dunn Roman Holdings-Africa being held directly by Plandaí. All liabilities were either satisfied or forgiven and all bank accounts closed. There were no operations in Global Energy Solutions during the years ended June 30, 2014 or 2013. Global Energy Solutions went through a “voluntary strikeoff”, which then resulted in a formal dissolution.

During the year ended June 30, 2014, the Company acquired all minority interest in Dunn Roman Holdings-Africa plus an additional 12% ownership in Green Gold Biotechnologies, in exchange for 1,170,000 shares of restricted common stock. This acquisition brings the total ownership in Dun Roman to 100% and in Green Gold to 86%.

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

The Company has incurred a net loss for the years ended June 30, 2014 and 2013.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and fund the Company until it can achieve profitable operations. There is no assurance any of these transactions will occur.

Management does not consider our auditor's going concern opinion problematic because we have evaluated operating practices during the years ended 2014 and 2013, and have made modifications to our present-day operations accordingly.

We intend to expand our business through sales by introducing Phytofare™ branded products in the fourth quarter of 2014. We will also seek to obtain government grants to fund research and development and are exploring the potential to sell limited licenses to the Phytofare™ product.  We expect to raise capital either through a debt or equity transaction, or through the sale of licenses.

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

On January 22, 2014, the Registrant accepted the resignation of Patrick Rodger, CPA, P.A. (“Rodger”) from his engagement to be the independent certifying accountant for the Registrant. Effective March 6, 2014, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Patrick Rodgers, CPA, PA, due to Rogers’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rogers’ clients; the Registrant was not one of the clients for which Rogers was sanctioned. You can find a copy of the order at:

http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf

Other than an explanatory paragraph included in Rodger’s audit report for the Registrant's fiscal years ended June 30, 2013 and 2012 relating to the uncertainty of the Registrant's ability to continue as a going concern, the audit reports of Rodger on the Registrant's financial statements for the last fiscal year ended June 30, 2013 and 2012 through January 22, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's 2013 fiscal year and through January 22, 2014, (1) there were no disagreements with Rodger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodger, would have caused Rodger to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 22, 2014, the Registrant’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Registrant's independent accountant effective immediately to audit the Registrant’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2013 and 2012 through January 22, 2014 neither the Registrant nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Registrant, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement with Rodgers or a reportable event with respect to Rodgers. Terry L. Johnson, CPA, subsequently performed a re-audit of the Company’s financial statements for the years ended June 30, 2012 and 2013 and issued his opinion respective to those audits, which was included in Form 10-K/A filed with the Commission on April 29, 2014. There were no material adjustments or changes to the financial statements resulting from such re-audits.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2014, management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2014. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of June 30, 2014 certain information regarding our current directors and executive officers:

Name	Age	Position
Roger Duffield	71	Chairman, President, Secretary and Chief Financial Officer
Callum Baylis-Duffield	30	Vice President-Sales, Director
Daron Baylis Duffield	63	Director
Brian Johnson	58	Director
Jamen Shively	45	Vice President-Marketing, Director

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

In 2001 he co-founded Global Energy Solutions Corporation Limited, Dublin, Ireland. Mr. Duffield now heads this group of companies specializing, through private and public investment in the farming and recovery of highly valuable botanical extracts with unique characteristics.

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

Jamen Shively – Director, Vice President-Marketing

Jamen Shively has a background in engineering and marketing, with specialties in artificial intelligence, the modeling and optimization of complex networks, and the creation and positioning of new categories of products and services. Jamen founded Diego Pellicer Inc. in 2012, and built the brand from zero to the #1 most recognized brand of cannabis in the world in less than one year. Prior to founding Diego Pellicer, Jamen worked for Microsoft from 2003 - 2009 as Corporate Strategy Manager, where he focused on the creation and development of new categories of software products and online services. Preceding his Microsoft career he headed Shively International Inc., which built and operated both cybercafés and educational computer centers in Mexico. Before founding Shively International, he worked for Cemex in Mexico and was the designer of the Tactical System for Cemex, which, using an artificial intelligence technology which Jamen developed, determines the optimal production and distribution plan for all of Cemex cement products worldwide. Just prior to founding Diego Pellicer Inc., Jamen founded and headed the online marketplace for the specialty food industry, Findood, winning first place in the Northwest Entrepreneur Network’s First Look Forum Competition for the top new startup in 2010. Jamen completed his undergraduate work at U.C. Berkeley in Civil Engineering, and did graduate work at M.I.T. and U.C. Berkeley in Civil Engineering and Materials Science. He is a Fellow of the National Science Foundation.

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

To the best of our knowledge and based solely upon our review of the reports filed and submitted to the Company during the fiscal year ended June 30, 2014, the Company believes that all reports were timely filed by such persons.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the year ended June 30, 2014 and June 30, 2013, for services rendered in all capacities to the Company:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Duffield. CEO, CFO and Director	2013	$20,000	-0-	120,000	-0-	-0-	-0-	-0-	140,000
	2014	117,500	-0-	500,000	-0-	-0-	-0-	-0-	617,000

Callum Baylis-Duffield, Director, Vice President	2013	$20,000	-0-	60,000	-0-	-0-	-0-	-0-	80,000
	2014	95,000	-0-	250,000	-0-	-0-	-0-	-0-	345,000

Daron Baylis Duffield, Director	2013	-0-	-0-	6,000	-0-	-0-	-0-	-0-	6,000
	2014	10,000	-0-	60,000	-0-	-0-	-0-	-0-	70,000

Brian Johnson Director	2013	-0-	-0-	6,000	-0-	-0-	-0-	-0-	6,000
	2014	-0-	-0-	60,000	-0-	-0-	-0-	-0-	60,000

Jamen Shively Director, Vice President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	9,000	-0-	-0-	-0-	-0-	-0-	-0-	9,000

We do not have a long-term incentive plan or arrangement of compensation with any individual in the group of officers and directors except as listed below:

In March 2013, the Company executed five-year employment contract with Roger Duffield, who serves as Chief Executive Officer and Chief Financial Officer. The contract stipulates that Roger Duffield is to be paid an annual salary of $180,000 once certain conditions were met, which happened in January 2014. The contract also calls for an annual payment of 2,000,000 common shares of Plandaí stock at the completion of each year of the contract.

In March 2013, the Company executed five-year employment contract with Callum Baylis Duffield, who serves as Vice President of Sales and Marketing and also as President of the company’s nutriceutical division. The contract stipulates that Callum Baylis Duffield is to be paid an annual salary of $120,000. The contract also calls for an annual payment of 1,000,000 common shares of Plandaí stock at the completion of each year of the contract.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Roger Duffield Chairman, President, Secretary and Chief Financial Officer	62,169,835(4)	Common	47.5%
Callum Baylis-Duffied, VP-Sales	3,732,000	Common	2.8
Daron Baylis Duffield Director	58,009,935(4)	Common	44.3%
Brian Johnson Director	7,287,065	Common	5.6%
Jamen Shively Director	-	Common	*
All Officers and Directors as a group (6 in number)	68,012,900	Common	64%

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

(3) The above percentages are based on 131,008,628 shares of common stock outstanding as of June 30, 2013.

(4) Includes 57,319,935 shares held by a trust of which Roger Duffield and Daron Baylis-Duffield are equal beneficiaries.

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

As of June 30, 2014 and 2013, the Company has accounts payable to related parties totaling $2,949 and $145,822 which consists primary of amounts owed to officers and directors of the company relating to expenses paid on behalf of the company.

As of June 30, 2013, the Company had outstanding loans from the Company’s Chief Executive Officer in the amount of $501,518. These loans were provided in prior years for short-term working capital purposes and bore interest at a rate of 4%. On February 5, 2014, the loans and all associated accrued interest were converted into 2,036,000 shares of the Company’s restricted common stock.

As of June 30, 2014, the Company was owed a total of $436,002 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Dunn Roman were recorded as a receivable from Red Gold. Subsequent to June 30, 2014, the company was merged with Dunn Roman Holdings-Africa, Plandaí’ wholly-owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by the Company’s auditors for professional services rendered during 2014 and 2013:

	2014	2013
Audit Fees	$39,000	$34,000
Audit-Related Fess	—	—
Tax Fees	—	—
Total	$39,000	$34,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that were provided by Terry L. Johnson, CPA and Patrick Rodgers, CPA, and in connection with statutory and regulatory filings or engagements.

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

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Plandai Biotechnology, Inc.

Seattle, Washington

I have audited the accompanying consolidated balance sheets of Plandai Biotechnology, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013, and the related notes to the consolidated financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit of approximately $26 million and has used approximately $44 million of cash due to its operating activities in the two years ended June 30, 2014. The Company may not have adequate readily available resources to fund operations through June 30, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 7, 2014

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets:
Cash	$156,570	$498,917
Inventory	2,521	6,439
Related Party Loan Receivable	426,444	-
Accounts Receivable	8,125	13,638
Total Current Assets	593,660	518,994

Deposits	83,366	10,648
Other Assets	150,630	380,929
Fixed Assets – Net	8,855,759	7,924,910
Total Assets	$9,683,415	$8,835,482

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$142,623	$516,006
Accounts Payable to Related Parties	2,949	145,822
Accrued Interest	39,505	93,184
Convertible Notes Payable	18,112	103,500
Derivative Liability	23,710	45,227
Total Current Liabilities	226,900	903,739

Loans from Related Party	-	501,518
Capitalized Lease Obligation	1,358,982	988,381
Credit Line	-	752,503
Long Term Debt, Net of Discount	11,636,867	9,173,702
Total Liabilities	13,222,748	12,319,844

Stockholders' Deficit
Common Stock, Par Value $0.0001, of which 131,008,628 and 106,270,760 shares issued and outstanding	13,101	10,628
Common Stock Issuable	1,480,007	261,600
Additional Paid-In Capital	21,946,732	7,833,976
Retained Deficit	(25,957,163)	(10,903,811)
Cumulative Foreign Currency Translation Adjustment	314,649	169,437
Total Stockholders’ Deficit	(2,202,674)	(2,628,171)
Non-controlling Interest	(1,336,660)	(856,191)
Stockholders’ Deficit Allocated to Plandaí Biotechnology	(3,539,334)	(3,484,362)
Total Liabilities and Stockholders' Deficit	$9,683,415	$8,835,482

 The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2014	2013
Revenues	$265,748	$359,143
Cost of Goods Sold	690,943	963,209
Gross Profit	(425,195)	(604,066)

Expenses:
Salaries & Wages	4,099,392	764,230
Rent	542,885	477,766
Utilities	56,401	15,003
Insurance	36,631	71,601
Consulting	828,779	—
Finance Cost	459,000	—
Professional Services	157,062	231,074
Depreciation	188,561	135,039
General & Administrative	1,159,571	358,985
Total Expenses	7,528,282	2,053,698

Operating Income (Loss)	(7,953,477)	(2,657,764)

Other Income/(Expense):
Other Income	403,991	—
Interest Expense	(521,285)	(265,245)
Loss on Impairment of License	(5,705,022)	—
Derivative Interest	(1,758,026)	(45,227)
Total Other Income/(Expense):	(7,580,342)	(310,472)

Net Income (Loss)	(15,533,819)	(2,968,236)

Income (Loss) Allocated to Non-controlling Interest	480,469	780,231

Net Loss, Adjusted	(15,053,350)	(2,188,005)

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	145,212	165,212
Comprehensive Income (Loss)	$(14,908,138)	(2,022,793)

Basic & diluted loss per share	$(0.13)	(0.02)

Weighted Avg. Shares Outstanding	114,715,116	110,895,300

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Cumulative
							Currency
	Shares	Common	Additional	Stock	Retained	Minority	Translation	Total
	Outstanding	Stock	Paid-in Capital	Payable	Deficit	Interest	Adjustment	Equity
Balance as of June 30, 2012	110,895,300	$11,090	$7,894,278	$—	$(8,715,808)	$(75,959)	$4,225	$(882,174)

Forgiveness of shareholder loan interest	—	—	3,736	—	—	—	—	3,736
Stock issued for cash	525,460	53	140,447	—	—	—	—	140,500
Cancelled shares	(5,150,000)	(515)	(204,485)	—	—	—	—	(205,000)
Stock issuable to officers and directors
for services	—	—	—	261,600	—	—	—	261,600
Foreign currency translation adjustment	—	—	—	—	—	—	165,212	165,212
Net loss for year ended June 30, 2013	—	—	—	—	(2,188,005)	(780,231)	—	(2,968,236)
Balance as of June 30, 2013	106,270,760	10,628	7,833,976	261,600	(10,903,813)	(856,191)	169,437	(3,484,362)

Stock issued for cash	1,316,833	132	654,868	—	—	—	—	655,000
Foreign currency translation adjustment	—	—	—	—	—	—	145,212	145,212
Stock Issued for services	9,998,000	1,000	3,102,800	1,218,400	—	—	—	4,322,200
Stock issued for financing costs	540,000	54	458,946		—	—	—	459,000
Stock issued to acquire minority interest	1,100,000	110	(7)	7	—	—	—	110
Shares issued for settlement costs	2,000,000	200	799,800	—	—	—	—	800,000
Cancelled shares	(250,000)	(25)	25	—	—	—	—	—
Shares issued to retire debt	10,033,035	1,003	1,611,869	—	—	—	—	1,612,872
Warrants issued to acquire license	—	—	5,705,022	—	—	—	—	5,705,022
Reduction in derivative liability	—	—	1,779,433	—	—	—	—	1,779,433
Net loss for year ended June 30, 2014	—	—	—	—	(15,053,350)	(480,469)	—	(15,533,819)
Balance as of June 30, 2014	131,008,628	$13,101	$21,946,732	$1,480,007	$(25,957,163)	$(1,336,660)	$314,649	$(3,539,334)

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,533,819)	$(2,968,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	188,561	135,039
Foreign Currency Translation Adjustment	145,212	165,212
Forgiveness of Interest	—	3,736
Stock Issued or Payable for Services	4,322,200	181,600
Stock Issued for Financing Costs	459,000	—
Derivative Liability	1,779,433	45,227
Capitalized Lease Obligation	370,601	395,742
Shares Issued for Settlement Costs	800,000	—
Loss on Impairment of License	5,705,022
Increase in Deposits & Prepaid Expenses	(72,718)	(10,647)
Increase in Related Party Receivable	(426,444)	0
Decrease (Increase) in Accounts Receivable	5,514	(13,638)
Decrease (Increase) in Inventory	3,918	(6,439)
Decrease (Increase) in Other Assets	230,299	(358,861)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(373,383)	451,684
(Decrease) Increase in Related Party Payables	(142,873)	137,882
(Decrease) Increase in Accrued Interest	(53,679)	64,965
Net Cash Provided by (Used in) Operating Activities	(2,593,156)	(1,776,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Stock Issued to Acquire Minority Interest	110	—
Loans to Related Parties	—	(26,385)
Purchase of Fixed Assets	(1,119,410)	(2,030,122)
Net Cash Used in Investing Activities	(1,119,300)	(2,056,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	2,463,164	3,944,712
Borrowings under Convertible Notes	226,945	103,500
Borrowings under Credit Line	25,000	138,335
Proceeds from the Sale of Stock	655,000	140,500
Net Cash Provided by (Used in) Financing Activities	3,370,109	4,327,047

Net (Decrease) Increase in Cash and Cash Equivalents	(342,347)	493,805
Cash and Cash Equivalents at Beginning of Period	498,917	5,112
Cash and Cash Equivalents at End of Period	$156,570	$498,917

NON-CASH ACTIVITIES:
Stock Issued to Retire Debt	$1,612,872	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompany notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

Plandaí and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows much of the live plant material used in its products on a 3,000 hectare estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product to be brought to market is Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. The company’s principle holdings consist of land, farms and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

Organization

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation. Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí in exchange for 100% of the issued and outstanding capital of GES. Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to a former officer and director of the Company. Under the terms of the sale, the purchasers assumed all associated debt as consideration. During the three months ended September 30, 2011 and through the date of the share exchange, Diamond Ranch, Ltd. and Executive Seafood, Inc. generated a net loss of $126,000, and as of September 30, 2011, liabilities exceeded assets by over $5,000,000. The Company subsequently changed its name to Plandaí Biotechnology, Inc. and dissolved GES.

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

Net Loss per common share

The Company adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

The Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive.

There are 92,985 potentially dilutive shares of common stock outstanding as of June 30, 2014 which derive from our outstanding convertible debentures.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Global Energy Solutions, Ltd.	100% owned by Plandaí Biotechnology, Inc.
Cannabis Biosciences, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa, Ltd	100% owned by Plandaí Biotechnology, Inc.
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

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

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of June 30, 2014, the amount of this deferred liability was $1,358,982.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonakado Farm in South Africa to a third party. Bonakado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of June 30, 2014, the amount of this receivable was $45,249 (R478,667).

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

NOTE 3 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its three operational South African subsidiaries at June 30, 2014:

	South Africa	United States
Assets	$ 9,630,488	$ 52,927
Liabilities	11,603,450	1,619,298
Revenues	68,842	196,906
Expenses	$ 1,615,169	$ 6,338,308

NOTE 4 –LOANS FROM RELATED PARTY

As of June 30, 2013, the Company had outstanding loans to various related parties in the amount of $501,518. These loans were provided for short-term working capital purposes, bear interest at rates between 8-10%, and matured on January 1, 2014. On January 1, 2014, the Company converted the loans into 2,036,000 shares of the company’s common stock, which represented the fair market value based on the closing bid price on the date of conversion.

NOTE 5 - LINE OF CREDIT

During the year ended June 30, 2012, the company entered into a line of credit agreement for $500,000 which was later increased to $1,000,000. The line of credit matured on January 5, 2014 and bears interest at the rate of ten percent (10%) per annum. As of June 30, 2013, the balance drawn down on the credit line was $752,503 and accrued interest was $93,184. On December 31, 2013, the Company converted to entire line of credit plus accrued interest into 5,000,000 shares of the company’s common stock, which represented the fair market value on the date of conversion based on the closing bid price on the date of conversion. As of June 30, 2014 and 2013, the Company had a line of credit balance of $0 and $752,503.

NOTE 6 – DEBENTURE PAYABLE

In May 2013, the Company issued an 8% interest rate convertible debenture in the amount of $103,500 which became due and payable in February 2014. The debenture was convertible into common stock of the Company at a discount of 42% off the market price of the Company’s common stock six months after issuance (November 2013). The Company repaid the debenture in full on November 11, 2013.

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and became due and payable six months from the date of issuance. During the first 90 days from issuance, the notes were repayable without incurring any interest charges. The Company was advanced $210,000 against the two notes. As of June 30, 2014, a total of $205,368 of the unpaid principal plus accrued interest had been converted into 2,997,035 shares of restricted common stock, leaving a balance of $18,112. Subsequent to June 30, 2014, the balance plus accrued interest was converted into 144,296 shares of common stock.

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

As of June 30, 2014 and 2013, the Company had a convertible notes payable balance of $18,112 and $103,500. The Company has recorded a derivative liability of $23,710 as of June 30, 2014 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion. During the year ended June 30, 2014, the Company recorded $1,758,026 as derivative interest expense which was then offset against additional paid in capital when the debentures were converted.

NOTE 7 – LONG-TERM DEBT

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $9.5 million USD) financing with the Land and Agriculture Bank of South Africa. The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1. However, the Company consistently notified the Bank of this situation. The Company has requested written documentation as to the Bank’s intention. The Bank has not provided this documentation in writing, however they have given verbal approval. In addition, they have not started any action against the Company.

As of June 30, 2014, a total of $8,640,988, including accrued interest, had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,380,878 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. The acquired Dunn Roman shares were then provided to thirds parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years) once payment of the loan commences.

As of June 30, 2014 and 2013, the long-term loan balances were as follows:

	June 30, 2014	June 30, 2013
Loan Principle	$11,021,867	$9,758,702
Less: Discount	585,000	585,000
Net Loan per Books	$10,436,867	$9,173,702

On November 25, 2013, the company borrowed $250,000 from an unrelated third party. The note bears interest at 6% per annum and is due June 30, 2015. On February 11, 2014, the company borrowed an additional $950,000 from this same entity and under identical terms, bringing the total to $1,200,000. As of June 30, 2014 and 2013, the Company recorded accrued interest pertaining to the outstanding loan in the amount of $32,721 and $0.

NOTE 8 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate for the period being used for income statement purposes and the closing exchange rate as of June 30, 2014 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of June 30, 2014, the cumulative currency translation adjustments were $314,649.

NOTE 9 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2014 and June 30, 2013 consisted of the following:

	June 30, 2014	June 30, 2013

Total Fixed Assets	$9,142,227	$8,043,692
Less: Accumulated Depreciation	(286,468)	(118,782)

Fixed Assets, net	$8,855,759	$7,924,910

Depreciation expense

Depreciation expense for the years ended June 30, 2014 and 2013 was $188,561 and $135,039, respectively. The Company did not commence depreciating the leasehold improvements and other fixed assets until placed in service. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 8).

NOTE 10 – COMMON STOCK

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

In February of 2013, the Company’s Board of Directors authorized the issuance of 4,360,000 shares of restricted common stock to officers and directors of the Company. As of the date of this June 30, 2013, the shares had yet to be issued and were recorded as stock subscription payable. The shares were for professional services provided to the Company and completed prior to June 30, 2013. The Company recorded an expense of $261,600 which was calculated using the fair market price of the stock on the date of the board resolution authorizing the issuance of shares.

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

During the three months ended March 31, 2014, the company issued a total of 540,000 of unregistered restricted common stock to a third party as consideration for executing a stock purchase agreement. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the three months ended March 31, 2014, the company issued a total of 1,180,033 shares of unregistered restricted common stock to various third parties in exchange for cash totaling $600,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the three months ended March 31, 2014, the company issued a total of 1,100,000 shares of restricted common stock in exchange for 15% interest in Dunn Roman Holdings-Africa (Pty) Ltd. and 10% interest in Green Gold Biotechnologies, (Pty) Ltd. In April 2014, the company agreed to issue an additional 70,000 shares to acquire the remaining 2% interest in Dunn Roman, bringing its total ownership in that entity to 100%. These shares were issued subsequent to June 30, 2014. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the three months ended June 30, 2014, the Company had the following issuances of unregistered securities:

•	86,800 shares of restricted common stock were sold to unaffiliated third parties in exchange for cash proceeds of $40,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	280,000 shares of unregistered common stock were issued to an unaffiliated third party on the conversion of $55,368 in debentures and associated interest. The recipient of the shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	618,000 shares of restricted common stock were issued to employees of the Company’s subsidiary, Dunn Roman Holdings-Africa, for services previously rendered. At the time of issuance, these shares had a value of $247,200 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	1,500,000 shares of restricted common were issued to former officers and directors of the Company’s subsidiary, Dunn Roman Holdings-Africa, as part of a settlement in connection with terminating their employment and resignation from the subsidiary board of directors. At the time of issuance, the shares had a value of $600,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	500,000 shares restricted common stock were issued to extend the lease and purchase option on the Company’s White River, South Africa, office space, by an additional five years. At the time of issuance, the shares had a value of $200,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act (See Notes 13 and 14).

Common Stock Issuable

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. At June 30, 2014, with regards to the future issuance of 4,000,000 shares, the Company accrued compensation expense for services completed in the amount of $1,480,000. As of June 30, 2014, the 1,000,000 common shares issuable pursuant to the employment agreements had not yet been issued; therefor the Company recorded $1,480,000 to common stock issuable.

In April 2014, the company agreed to issue an additional 70,000 shares to acquire the remaining 2% interest in Dunn Roman, bringing its total ownership in that entity to 100%. These shares were issued subsequent to June 30, 2014 and therefor the Company recorded $7 to common stock issuable.

As of June 30, 2014 and 2013, the Company has a common stock issuable balance of $1,480,007 and $261,600.

NOTE 11 – MINORITY INTEREST

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

On March 1, 2012, the Company entered into a 10 year lease for office space for its subsidiary Dunn Roman Holdings. Under the terms of the lease, payments will be $2,500 a month. The lessor is a former director of Dunn Roman (see note 14 for more information). The lease contained a provision requiring Dunn Roman to purchase the property on June 30, 2014 at the option of the lessor. Prior to June 30, 2014, the Company negotiated a five year extension on the purchase option in exchange for a one-time payment of 500,000 shares of Plandaí’s common stock (See Notes 11 and 14).

The table below summarized the future lease obligations for the fiscal years ended.

	Tea Estate	Office Space
June 30, 2015	$360,000	$30,000
June 30, 2016	360,000	30,000
June 30, 2017	360,000	30,000
June 30, 2018	360,000	30,000
June 30, 2019	360,000	30,000
Total five year lease obligation	$1,800,000	$150,000

Both of these leases either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of June 30, 2014 and 2013, the amount of this deferred liability was $1,358,982 and $988,381.

Employment Agreements

The company executed three employment agreements in March of 2013 with two officers and one management level employee. Each contract is for a five year term. Pursuant to the three employment agreements in aggregate, the Company is obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. The Company therefore records the value of 1,000,000 shares of stock as compensation expense every quarter based on the closing bid price of the company’s common stock on the last day of the quarter. At June 30, 2014, with regards to the future issuance of 4,000,000 shares, the Company accrued compensation expense for services completed in the amount of $1,480,000.

NOTE 13 – RELATED PARTY TRANSACTION

In addition to the loans payable as discussed above (see Note 4), the Company had the following related party transactions during the years ended June 30, 2014 and 2013.

Related Party Loan Receivable

As of June 30, 2014, the Company was owed a total of $426,444 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Dunn Roman were recorded as a receivable from Red Gold. Subsequent to June 30, 2014, the company was merged with Dunn Roman Holdings-Africa, Plandaí’ wholly-owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman.

Accounts Payable to Related Parties

As of June 30, 2014 and 2013 the Company has accounts payable to related parties balances totaling $2,949 and $145,822 which consists primary of amounts owed to officers and directors of the company which paid certain operating expenses on behalf of the company.

Office Lease

The Company leases its South African Office space from a trust of which one of the beneficiaries served on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company, until March 2014. The lease agreement calls for monthly payments of $2,500. During the years ended June 30, 2014 and 2013, a total of $22,500 and $32,154 was been paid in rent expense. The lease contained a provision requiring Dunn Roman to purchase the property on June 30, 2014 at the option of the lessor. Prior to June 30, 2014, the Company negotiated a five year extension on the purchase option in exchange for a one-time payment of 500,000 shares of Plandaí’s common stock (See Notes 11 and 13).

Compensation to Officers and Management

Pursuant to three employment agreements executed on March 1, 2013 by the Company with two of its officers and one manager, the Company is also obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. At June 30, 2014, with regards to the future issuance of 4,000,000 shares, the Company accrued compensation expense for services completed in the amount of $1,480,000.

NOTE 14 - LICENSE AGREEMENT

During the year ended June 30, 2014, the Company entered into a license agreement with Oasix, Inc., a Canadian company that owns and operates medical centers specializing in dermatology and skin care. The terms of the license required an initial payment of $250,000 plus an additional payment of $250,000 following the favorable completion of certain clinical trials. The license covers the use of Phytofare™ Catechin Complex in topical formulation for anti-aging applications and is specific to North America and portions of Africa. Of the initial payment, the company received $190,000 which has been recorded as Revenues in the accompanying financial statements. The company has completed the clinical trials with favorable results and therefore deems the monies received to be earned as of June 30, 2014. The company is presently is discussion with Oasix regarding fulfillment of the remaining terms of the agreement. A total of $14,000 was spent on the clinical trials, which was recorded as research and development costs.

NOTE 15 – WARRANTS

On January 28, 2014, the Company signed an agreement with Diego Pellicer, Inc. under which the Company received a license to use the Diego Pellicer name and likeness on a future cannabis-based extract which is under development. As consideration for the license, warrants to purchase 5,000,000 shares of the Company’s common stock were issued at a purchase price of $0.01 per share. Based on the closing bid price of the common stock of $1.15 on the date the warrants were issued, the Company recorded a value of $5,705,022 as an asset; however, as the cannabis extract is still in development, the intangible licenses asset balance was fully impaired as of June 30, 2014 leaving a zero asset balance. Accordingly, the Company recorded an impairment expense of $5,705,022. Should the cannabis extract come to market, the value of the license will be reevaluated.

		Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	June 30,
2013	Share	Life	Warrants	2014

5,000,000	$ 0.01	10 years	-	5,000,000

NOTE 16 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that besides listed below, no material subsequent events exist through the date of this filing.

  The Company borrowed a total of $1,810,000 from an unrelated party under promissory notes that bear interest at 6% per annum and are due and payable together with accrued interest on or before June 30, 2015.

  The Company issued 1,168,400 restricted common shares for $256,700 cash.

  The Company issued 200,000 restricted common shares for services valued at $50,000.

  The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.

  The Company issued 1,629,212 common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.

  The Company issued 70,000 common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc. (Registrant)

October 14, 2014	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2014	/s/ Daron Baylis Duffield Daron Baylis Duffield, Director

Date: October 14, 2014	/s/ Brian Johnson Brian Johnson, Director

Date: October 14, 2014	/s/ Callum Baylis Duffield Callum Baylis Duffield, Director

Date: October 14, 2014	/s/ Jamen Shively Jamen Shively, Director

27