Form 10-Q
period 2014-09-30
Plandai Biotechnology, Inc.
filed 2014-11-14
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	45-3642179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 North 200 East Suite #130C Logan UT	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 209-1227

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None
(Title of Class)

2226 Eastlake Ave #156, Seattle WA 98102

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2014, the issuer had 134,414,536 shares of its common stock issued and outstanding.

The Company is a voluntary filer under the 1934 Securities and Exchange Act.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
Current Assets:
Cash	$1,476,272	$156,570
Inventory	2,204	2,521
Accounts Receivable	12,262	8,125
Related Party Receivable	—	426,444
Other Current Assets	237,846	—
Total Current Assets	1,728,584	593,659

Deposits	79,070	83,366
Other Assets	13	150,630
Fixed Assets – Net	9,139,018	8,855,759
Total Assets	$10,946,685	$9,683,415

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$222,891	$142,623
Accrued Interest	66,277	39,505
Convertible Note Payable	—	18,112
Derivative Liability	—	23,710
Related Party Payables	—	2,949
Total Current Liabilities	289,168	226,899

Capitalized Lease Obligation	1,386,039	1,358,982
Long Term Debt, Net of Discount	12,962,402	11,636,867
TOTAL LIABILITIES	14,637,609	13,222,748

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 134,220,536 and 131,008,628 shares issued and outstanding as of September 30, 2014 and June 30, 2014	13,422	13,101
Additional Paid-In Capital	22,301,502	21,946,732
Stock Subscription Payable	1,830,000	1,480,007
Retained Deficit	(26,595,140)	(25,957,163)
Cumulative Foreign Currency Translation Adjustment	68,931	314,649
Total Stockholders’ Deficit	(2,381,285)	(2,202,673)
Non-controlling Interest	(1,309,639)	(1,336,660)
Equity Allocated to Plandaí Biotechnology	(3,690,924)	(3,539,333)
Total Liabilities and Stockholders' Deficit	$10,946,685	$9,683,415
The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2014	2013
Revenues	26,387	$226,953
Cost of Sales	160,057	135,397
Gross Profit	(133,669)	91,556

Expenses:
Payroll	516,994	124,260
Professional Services	305,280	86,800
Rent	125,834	178,580
Utilities	15,438	16,730
Insurance	16,015	12,655
Depreciation	46,357	50,055
General & Administrative	314,734	68,827
Total Expenses	1,340,652	537,907

Operating Income (Loss)	(1,474,322)	(446,351)

Other Income (Expense)
Other Income	981,260	—
Derivative Interest	—	(228,037)
Interest Expense	(117,893)	(78,886)
Net Income (Loss)	(610,956)	$(753,274)

Loss Allocated to Non-controlling Interest	(27,021)	182,342

Net Loss, Adjusted	(637,976)	$(570,932)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(245,718)	(1,726)

Comprehensive (Loss)	(883,694)	$(572,658)
Basic & diluted loss per share	(0.01)	$(0.01)
Weighted Avg. Shares Outstanding	132,614,582	106,295,760

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(610,956)	$(753,274)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	46,357	50,055
Stock Issued or Payable for Services	400,000	—
Derivative Liability	—	228,037
Capitalized Lease Obligation	27,057	120,745
Foreign Currency Translation Adjustment	(245,718)	(1,726)
Decrease in Related Party Receivable	426,444	—
(Decrease) Increase in Accounts Receivable	(4,138)	1,307
(Increase) Decrease in Deposits & Prepaid Expense	(233,550)	25
Decrease in Inventory	317	1,284
Decrease in Other Assets	150,617	270,010
Increase (Decrease) in Accounts Payable and Accrued Expenses	80,268	(313,890)
Decrease in Related Party Payables	(2,949)	(206,581)
Increase in Accrued Interest	26,772	22,668
Net Cash From (Used in) Operating Activities	60,521	(581,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans from Related Parties	—	1,750
Purchase of Fixed Assets	(329,615)	(440,748)
Net Cash Used in Investing Activities	(329,615)	(438,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Long-term Debt, Net of Discount	1,350,209	732,008
Net Borrowings under Convertible Debt	(18,112)	125,000
Proceeds from the Sale of Common Stock	256,700	15,000
Net Borrowings under Credit Line	—	25,000
Net Cash Provided by Financing Activities	1,588,797	897,008

Net Increase (Decrease) in Cash and Cash Equivalents	1,319,703	(123,330)
Cash and Cash Equivalents at Beginning of Period	156,570	498,917
Cash and Cash Equivalents at End of Period	1,476,272	375,587

NON-CASH ACTIVITIES
Shares issued to retire debt	$24,674	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$85,402	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

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

These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2014 previously filed on Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made.  All adjustments made were of a normal recurring nature.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three months ended September 30, 2014.

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

The Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the quarter ended September 30, 2014, a total of 1,666,667 warrants were exercised resulting in the issuance of 1,629,212 shares of restricted common stock.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology – Uruguay SA	100% owned by Plandaí Biotechnology, Inc.
Phyto Pharmacare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnologies (Pty) Ltd.	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

All intercompany balances have been eliminated in consolidation.

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of September 30, 2014, the amount of this deferred liability was $1,386,039.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonakado Farm in South Africa to a third party. Bonakado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of September 30, 2014, the amount of this receivable was $56,684 (R638,223).

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

NOTE 3 – ACQUISITION OF RED GOLD BIOTECHNOLOGIES, A RELATED PARTY ENTITY

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold is a related party to the Company through our chief executive officer Roger Duffield whom is the sole shareholder of Red Gold. As of June 30, 2014, the Company had advanced $426,444 to Red Gold. This loan which was recorded as a Related Party Receivable as of June 30, 2014 was eliminated in consolidation in the September 30, 2014 consolidated balance sheets. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established in South Africa for tax reporting purposes.

The Company has accounted for the acquisition of Red Gold as a reorganization of entities under common control. In reorganizations of entities under common control, the balances of the acquired entity are carried over at historical costs with no goodwill or excess consideration recorded. Pursuant to FASB 141, the financial activity of the acquiree (Red Gold) in a reorganization of entities under common control is presented as if the acquiree was consolidated at the beginning of the period.

NOTE 4 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2014 and June 30, 2014 consisted of the following:

	September 30, 2014	June 30, 2014

Total Fixed Assets	$9,452,426	$9,142,227
Less: Accumulated Depreciation	(313,408)	(286,468)

Fixed Assets, net	$9,139,018	$8,855,759

Depreciation expense

Depreciation expense for the three months ended September 30, 2014 and 2013 was $46,357 and $50,055.

NOTE 5 – CONVERTIBLE NOTES PAYABLE & DERIVATIVE LIABILITY

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bear interest at the rate of 8% per annum and became due and payable six months from the date of issuance. During the first 90 days from issuance, the notes were repayable without incurring any interest charges. The Company was advanced $210,000 against the two notes. As of June 30, 2014, a total of $205,368 of the unpaid principal plus accrued interest had been converted into 2,997,035 shares of restricted common stock, leaving a balance of $18,112. During the three months ended September 30, 2014, the principle balance of $18,112 plus $6,562 of accrued interest was converted into 144,296 shares of common stock.

As of September 30, 2014 and June 30, 2014, the Company had a convertible notes payable balance of $-0- and $18,112.

Derivative Liability

The Company recorded a derivative liability of $23,710 as of June 30, 2014 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion. During the year ended June 30, 2014, the Company recorded $1,758,026 as derivative interest expense which was then offset against additional paid in capital when the debentures were converted. As of September 30, 2014, the Company had no outstanding convertible instruments and all remaining derivative liability was written off to Additional Paid-in Capital.

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

As of September 30, 2014, a total of $7,827,613, including accrued interest, had been drawn down against the loans by Green Gold Biotechnologies (Pty) Ltd., which was used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts. Additionally, $2,202,247 had been drawn down against the loans by Breakwood Trading22 (Pty) Ltd. to fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of plantation.

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

On November 25, 2013, the company borrowed $250,000 from an unrelated third party. The note bears interest at 6% per annum and is due June 30, 2015. On February 11, 2014, the company borrowed an additional $950,000 from this same entity and under identical terms, bringing the total to $1,200,000. During the quarter ended September 30, 2014 the Company borrowed and additional $2,300,000 from this same entity and under identical terms, bringing the total to $3,500,000. The Company has recorded accrued interest pertaining to the outstanding loan in the amount of $66,277.

As of the dates presented, the long-term loan balances were as follows:

	September 30, 2014	June 30, 2014
Loan Principle - Unrelated third party	$3,500,000	$1,200,000
Loan Principle - Land and Agriculture Bank of South Africa	10,047,402	11,021,867
Less: Discount	(585,000)	(585,000)
Net Loan per Books	$12,962,402	$11,636,867

NOTE 7 – OTHER INCOME

Other income consists of monies paid from CRS Technologies as part of a settlement agreement resulting from delays in completing the Senteeko factory in South Africa. The Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS to construct the tea and citrus extraction facility. Due to several delays, CRS agreed to pay a penalty of $2,000,000, which is being treated as Other Income as received. In the three months ended September 30, 2014, the Company received $799,547 from CRS under the settlement.

NOTE 8 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of September 30, 2014 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of September 30, 2014 and December 31, 2013, the cumulative currency translation adjustments were $66,374 and $314,649.

NOTE 9 – COMMON STOCK

During the three months ended September 30, 2014, the Company issued a total of 3,211,908 shares of restricted common stock as follows:

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

Common Stock Issuable

Pursuant to three agreements executed on March 1, 2013 by the Company with two of its officers and one consultant, the Company is obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. For the quarter ended September 30, 2014, with regards to the future issuance of 4,000,000 shares, the Company accrued additional compensation expense for services completed in the amount of $350,000. As of September 30, 2014, the common shares issuable pursuant to the employment agreements had not yet been issued; therefore, the Company recorded $1,830,000 to common stock issuable.

NOTE 10– NON-CONTROLLING INTEREST

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

NOTE 11 – CAPITALIZED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of September 30, 2014, the amount of this deferred liability was $1,386,039.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonakado Farm in South Africa to a third party. Bonakado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of September 30, 2014, the amount of this receivable was $56,684 (R638,223).

NOTE 12 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the quarter ended September 30, 2014.

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

Compensation to Officers and Management

Pursuant to three agreements executed on March 1, 2013 by the Company with two of its officers and one consultant, the Company is obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. For the quarter ended September 30, 2014, with regards to the future issuance of 4,000,000 shares, the Company recorded compensation expense for services completed in the amount of $350,000.

NOTE 13 – WARRANTS

On January 28, 2014, the Company signed an agreement with Diego Pellicer, Inc. under which the Company received a license to use the Diego Pellicer name and likeness on a future cannabis-based extract which is under development. As consideration for the license, warrants to purchase 5,000,000 shares of the Company’s common stock were issued at a purchase price of $0.01 per share. Based on the closing bid price of the common stock of $1.15 on the date the warrants were issued, the Company recorded a value of $5,705,022 as an asset; however, as the cannabis extract is still in development, the intangible licenses asset balance was fully impaired leaving a zero asset balance. Accordingly, the Company recorded an impairment expense of $5,705,022 was recorded in prior periods. Should the cannabis extract come to market, the value of the license will be reevaluated.

During the quarter ended September 30, 2014, a total of 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 common shares.

		Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	September 30,
2014	Share	Life	Warrants	2014

5,000,000	$ 0.01	9.25 years	1,666,666	3,333,334

NOTE 14 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that besides listed below, no material subsequent events exist through the date of this filing.

  A total of 194,000 shares of restricted common stock were issued to four unrelated individuals in exchange for consulting services valued at $62,750.

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

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $13 million) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the previous nine months, we have borrowed $3,500,000 from an unaffiliated third party under a twelve month promissory note due and payable June 30, 2015 and earning interest at 6% per annum.

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

SALES

For the three months ended September 30, 2014, revenues were $26,387 compared to revenues of $226,953 for the quarter ended September 30, 2013. Sales in 2014 consisted of timber from the company’s tea estate in South Africa whereas sales in 2013 included the sale of avocado and macadamia nuts from the Company’s Bonakado farm which has subsequently been sublet. Sales of Phytofare™ extracts are not expected to commence until January 2015, following the completion of the commercial-grade extraction facility in December 2014.

Cost of sales for the quarter ended September 30, 2014 was $160,057 compared with $135,397 in the prior year, which consists of expenses incurred with managing and operating the Senteeko Tea Estate. In future periods, costs associated with running the factory will be included in cost of sales.

EXPENSES

Our total expenses for the three months ended September 30, 2014 were $1,340,652 compared to $537,907 for the same period of the prior year. Expenses in 2014 consisted primarily of salaries of $516,994, professional services of $305,280 and general and administrative expenses of $314,734. Comparable expenses in 2013 consisted of salaries of $124,260, professional services of $86,800 and general and administrative expenses of $68,827. Salaries increased due to the accrual of stock issuable under employment contracts of $350,000. Professional services increased due to higher legal fees.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2014, the Company generated cash from operating activities totaling $60,521, which was primarily attributable to a loss from operations offset by the value of stock issued for services and a decrease in related party receivables. , Cash used in investing activities was $329,615, which consisted of the purchase of fixed assets to be used in production. Cash provided by financing activities was $1,588,797 generated by third party loans of $2,300,000 and the sale of common stock of $256,700. As of September 30, 2013, the Company had current assets of $1,728,584 compared to current liabilities of $289,168.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $13 million USD) financing with the Land and Agriculture Bank of South Africa and has begun rehabilitating the Senteeko Tea Estate so that it can begin yielding green tea feedstock by the end of 2013. The company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with a goal to have the factory operational by the end of 2014. Once the facility is tested and operational, the company will commence processing green tea material for its Phytofare™ Catechin Complex in December 2014.

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

Non-Controlling Interest

Plandaí owns 100% of Dunn Roman Holdings—Africa, which in turn owns 74% of Breakwood Trading 22 (Pty, Ltd. and 84% Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company, under the Equity Method of Accounting, is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the non-controlling shareholder allocation of net loss has been shown in the Consolidated Statement of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year ended June 30, 2014 was $15,533,819 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2014 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company a total of 3,211,908 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1. The Company issued 1,168,400 restricted common shares for $256,700 cash.

2. The Company issued 200,000 restricted common shares for services valued at $50,000.

3. The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.

4. The Company issued 1,629,212 common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.

5. The Company issued 70,000 common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: November 14, 2014	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

