Form 10-Q
period 2014-12-31
Plandai Biotechnology, Inc.
filed 2015-02-12
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	45-3642179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 North 200 East Suite #130C, Logan UT	84341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 209-1227

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 12, 2015, the issuer had 134,314,936 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014 (Unaudited)	2014 (Audited)
ASSETS
Current Assets:
Cash	$931,155	$156,570
Inventory	3,169	2,521
Accounts Receivable	11,532	8,125
Related Party Receivable	—	426,444
Other Current Assets	194,843	—
Total Current Assets	1,140,699	593,659

Deposits	77,287	83,366
Other Assets	72,169	150,630
Fixed Assets – Net	9,606,059	8,855,759
Total Assets	$10,896,214	$9,683,415

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$149,018	$142,623
Accrued Interest	122,142	39,505
Current Portion of Long Term Debt	7,400,000	—
Convertible Notes Payable	—	18,112
Derivative Liability	—	23,710
Related Party Payables	17,025	2,949
Total Current Liabilities	7,688,185	226,899

Capitalized Lease Obligation	1,451,150	1,358,982
Long Term Debt, Net of Discount	6,556,563	11,636,867
TOTAL LIABILITIES	15,695,898	13,222,748

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value $.0001, 134,314,936 and 131,008,628 shares issued and outstanding as of December 31, 2014 and June 30, 2014	13,432	13,101
Additional Paid-In Capital	22,343,029	21,946,732
Stock Subscription Payable	2,150,000	1,480,007
Retained Deficit	(27,750,290)	(25,957,163)
Cumulative Foreign Currency Translation Adjustment	(147,291)	314,649
Total Stockholders’ Deficit	(3,391,120)	(2,202,673)
Non-controlling Interest	(1,408,564)	(1,336,660)
Equity Allocated to Plandaí Biotechnology	(4,799,684)	(3,539,333)
Total Liabilities and Stockholders' Deficit	$10,896,214	$9,683,415
The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$67,101	$13,187	$153,452	$240,002
Cost of Sales	215,569	166,914	407,199	343,855
Gross Profit	(148,467)	(153,727)	(253,747)	(103,853)

Expenses:
Payroll	529,437	914,004	1,047,781	1,038,196
Professional Services	128,350	31,498	378,332	71,206
Rent	106,555	116,060	216,977	241,625
Utilities	18,093	13,229	33,581	29,580
Insurance	15,670	15,245	31,678	32,473
Depreciation	46,404	49,235	92,763	99,278
General & Administrative	165,291	21,307	340,991	102,326
Total Expenses	1,010,430	1,160,578	2,142,103	1,614,684

Operating Income (Loss)	(1,158,898)	(1,314,306)	(2,395,850)	(1,718,537)

Other Income (Expense)
Proceeds from Settlement	—	—	781,535	—
Derivative Interest	—	(1,858,399)	—	(2,086,436)
Interest Expense	(133,925)	(147,860)	(250,518)	(239,682)
Net Income (Loss)	$(1,292,824)	$(3,320,565)	(1,864,832)	(4,044,655)

Loss Allocated to Non-controlling Interest	98,925	178,138	71,904	355,905

Net Loss, Adjusted	$(1,193,898)	$(3,142,427)	$(1,792,928)	$(3,688,750)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(216,222)	115,228	(461,940)	113,502

Comprehensive (Loss)	$(1,410,120)	$(3,027,199)	$(2,254,868)	$(3,575,248)
Basic & diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.03)
Weighted Avg. Shares Outstanding	132,614,582	106,270,760	132,661,782	106,270,760

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,	For the six months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,864,832)	$(4,044,655)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	92,763	99,278
Stock Issued or Payable for Services	741,536	795,000
Derivative Liability	—	2,086,436
Capitalized Lease Obligation	92,168	193,836
Foreign Currency Translation Adjustment	(461,940)	113,502
Decrease in Related Party Receivable	426,444	—
(Decrease) Increase in Accounts Receivable	(3,407)	6,631
(Increase) Decrease in Deposits & Prepaid Expense	6,080	(4,874)
Decrease in Inventory	(648)	2,670
Increase in Other Current Assets	(194,843)	—
Decrease in Other Assets	78,461	19,791
Increase (Decrease) in Accounts Payable and Accrued Expenses	62,286	(306,197)
Decrease in Related Party Payables	14,076	(144,320)
Increase in Accrued Interest	26,747	49,288
Net Cash From (Used in) Operating Activities	(985,110)	(1,133,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(843,062)	(387,267)
Net Cash Used in Investing Activities	(843,062)	(387,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Debt, Net of Discount	2,344,170	912,088
Net Borrowings under Convertible Debt	(18,112)	219,980
Proceeds from the Sale of Common Stock	276,700	15,000
Loans from Related Parties	—	(18,560)
Net Borrowings under Credit Line	—	25,000
Net Cash Provided by Financing Activities	2,602,758	1,153,508

Net Increase (Decrease) in Cash and Cash Equivalents	774,586	(367,373)
Cash and Cash Equivalents at Beginning of Period	156,570	498,917
Cash and Cash Equivalents at End of Period	931,155	131,544

NON-CASH ACTIVITIES
Shares issued to retire debt	$24,674	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$85,402	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

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

Plandaí and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows much of the live plant material used in its products on a 3,000 hectare estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product to be brought to market is Phytofare® Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. The company’s principle holdings consist of land, farms and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three and six months ended December 31, 2014.

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC on October 14, 2014.

Fiscal Year End

The Company has adopted a June 30 fiscal year end.

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

Revenue recognition

During the six months ended December 31, 2014, the Company presently derived its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. Once sales of the Company’s Phytofare® botanical extracts commence in Q1 2015, revenues will be recognized when product is shipped.

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

The Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the six months ended December 31, 2014, a total of 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants.

Foreign Currency Transaction Gains and Losses

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in Rand and then converted to US Dollars for reporting purposes. We use the average conversion rate for the period for income statement purposes and the closing exchange rate as of the balance sheet date. Cumulative differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet and recorded as a component of comprehensive loss on the income statement.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
River Soul, SA	100% owned by Plandaí Biotechnology, Inc.
Phyto Pharmacare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnologies (Pty) Ltd.	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

All intercompany balances have been eliminated in consolidation.

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of December 31, 2014, the amount of this deferred liability was $1,451,150.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of December 31, 2014, the amount of this receivable was $68,774 (R 797,779).

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on the security is issued if the completion date is not readily determined.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date we enter into an agreement for goods or services, then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, we recognize the equity instruments when they are issued.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, we may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction is recognized in the same period(s) and in the same manner as if we had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 related parties include (a) affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if that party controls or can significantly influence our management or operating policies to an extent that we might be prevented from fully pursuing our own separate interests.

Material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, are disclosed in our financial statements. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements are not reported in our statements.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

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

Statement of Financial Accounting Standards No. 35, Capitalization of Interest Costs, establishes standards for capitalizing interest cost as part of the historical cost of acquiring certain assets. To qualify for interest capitalization, assets must require a period of time to get them ready for their intended use. In the years ended June 30, 2014 and 2013, the Company used debt financing to commence the construction of a manufacturing facility which became operational in December 2014. The company accordingly adopted FAS 35 and capitalized interest associated with the borrowing.

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

NOTE 3 – ACQUISITION OF RED GOLD BIOTECHNOLOGIES, A RELATED PARTY ENTITY

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold is a related party to the Company through our chief executive officer Roger Duffield who is the sole shareholder of Red Gold. As of June 30, 2014, the Company had advanced $426,444 to Red Gold. This loan which was recorded as a Related Party Receivable as of June 30, 2014 and was eliminated in consolidation in the December 31, 2014 consolidated balance sheets. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa.

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

NOTE 4 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2014 and June 30, 2014 consisted of the following:

	December 31, 2014	June 30, 2014
Equipment	$192,753	$286,387
Furniture	85,909	89,082
Vehicles	95,441	104,675
Factory & Leasehold Improvements	7,615,529	7,071,330
Capitalized Interest	1,930,441	1,590,753
Less: Accumulated Depreciation	(314,014)	(286,468)

Fixed Assets, net	$9,606,059	$8,855,759

Depreciation expense

Depreciation expense for the three months ended December 31, 2014 and 2013 was $46,404 and $49,235. Depreciation expense for the six months ended December 31, 2014 and 2013 was $92,763 and $99,278.

The Company has used proceeds from its loan with the Land and Agriculture Bank of South Africa (“Land Bank”) to purchase fixed assets to be employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, repair roads, bridges, and onsite worker housing as well as prune, weed and fertilizing the plantation. The Company has followed the guidance of FAS 35 and has capitalized the interest associated with the debt financing to purchase the fixed assets. With the facility becoming operational on December 31, 2014, we have not yet begun production operations, so therefore we have not yet begun depreciation of our fixed assets associated with production operations. As of December 31, 2014 and June 30, 2014, the Company has capitalized $1,930,441 and $1,590,753 in accrued interest pertaining to the debt financing from the Land Bank.

NOTE 5 –NOTES PAYABLE

On November 25, 2013, the company executed a promissory note in the amount of $250,000 with an unaffiliated third party. The note bears interest at 6% per annum and is due June 30, 2015. On February 11, 2014, the company executed another promissory note with the same entity in the amount of $950,000. This note bears interest at 6% per annum and is due June 30, 2015. On June 26, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and is due June 30, 2015. On August 26, 2014, the company executed another promissory note in the amount of $800,000. This note bears interest at 6% per annum and is due June 30, 2015. On September 11, 2014, the company executed another promissory note in the amount of $1,000,000. This note bears interest at 6% per annum and is due June 30, 2015. On November 15, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and is due June 30, 2015. On December 18, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and is due June 30, 2015. On December 30, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and is due June 30, 2015. Collectively, these notes total $5,000,000 and are due and payable June 30, 2015.

As of December 31, 2014 and June 30, 2014, the Company has a notes payable balance due of $5,000,000 and $1,200,000, respectively. As of December 31, 2014 and June 30, 2014, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $122,142 and $39,505, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE & DERIVATIVE LIABILITY

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bore interest at the rate of 8% per annum and became due and payable six months from the date of issuance. During the first 90 days from issuance, the notes were repayable without incurring any interest charges. The Company was advanced $210,000 against the two notes. As of June 30, 2014, a total of $205,368 of the unpaid principal plus accrued interest had been converted into 2,997,035 shares of restricted common stock, leaving a balance of $18,112. During the six months ended December 31, 2014, the principle balance of $18,112 plus $6,562 of accrued interest was converted into 144,296 shares of restricted common stock.

As of December 31, 2014 and June 30, 2014, the Company had a convertible notes payable balance of $-0- and $18,112.

Derivative Liability

The Company recorded a derivative liability of $23,710 as of June 30, 2014 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion. During the year ended June 30, 2014, the Company recorded $1,758,026 as derivative interest expense which was then offset against additional paid in capital when the debentures were converted. As of December 31, 2014, the Company had no outstanding convertible instruments and all remaining derivative liability has been eliminated.

NOTE 7 – SHORT-TERM & LONG-TERM DEBT

Land and Agriculture Bank of South Africa

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $9.5 million USD) financing with the Land and Agriculture Bank of South Africa (“Land Bank”). The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1, neither of which are currently in compliance. However, the Company consistently notified the Bank of this situation and has requested written documentation as to the Bank’s intention. The Bank has not provided documentation in writing, however they have given verbal approval that the covenants will not be enforced. In addition, they have not started any action against the Company.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years) commencing January 1, 2015.

As of December 31, 2014, a total of $9,541,563, which includes approximately $1,930,441 of capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,300,000R South African Rand (approximately $200,000 US Dollars). During the six months ended December 31, 2014, a total of 14,056,675R South African Rand or approximately $1,253,438 US Dollars was repaid to Land Bank. As of the dates presented, the long-term loan balances were as follows:

	December 31, 2014	June 30, 2014
Loan Principle and Interest - Land Bank	9,541,563	12,221,867
Less: Discount	(585,000)	(585,000)
	8,956,563	11,636,867

Less: Current Portion or Short-Term Debt	(2,400,000)	—
Long Term Debt, Net of Discount	$6,556,563	$11,636,867

NOTE 8 – CAPITALIZED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of December 31, 2014, the amount of this deferred liability was $1,451,150.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of December 31, 2014, the amount of this receivable was $68,774 (R 797,779).

NOTE 9 – OTHER INCOME

Other income consists of monies paid from CRS Technologies as part of a settlement agreement resulting from delays in completing the Senteeko factory in South Africa. The Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS to construct the tea and citrus extraction facility. Due to several delays, CRS agreed to pay a penalty of $2,000,000, which is being treated as Other Income as received. In the six months ended December 31, 2014, the Company received $781,535 from CRS under the settlement.

NOTE 10 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of December 31, 2014 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the six months ended December 31, 2014, the Company recorded a foreign currency translation adjustment loss of $461,940. In the six months ended December 31, 2013, the Company recorded a foreign currency translation adjustment gain of $113,502. As of December 31, 2014 and June 30, 2014, the cumulative currency translation adjustments were $(147,291) and $314,649, respectively.

NOTE 11 – COMMON STOCK

During the six months ended December 31, 2014, the Company issued a total of 3,291,908 shares of restricted common stock as follows:

  The Company issued 1,248,400 restricted common shares for $276,700 cash.
  The Company issued 200,000 restricted common shares for services valued at $50,000.
  The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.
  The Company issued 1,629,212 restricted common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.
  The Company issued 70,000 restricted common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

Common Stock Issuable

Pursuant to three agreements executed on March 1, 2013 by the Company with two of its officers and one consultant, the Company is obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. For the quarter ended December 31, 2014, with regards to the future issuance of 4,000,000 shares, the Company accrued additional compensation expense for services completed in the amount of $300,000. As of December 31, 2014, the common shares issuable pursuant to the employment agreements had not yet been issued; therefore, the Company recorded $2,130,000 to common stock issuable.

NOTE 12 – WARRANTS

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

In the six months ended December 31, 2014, a total of 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 common shares.

		Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	December 31,
2014	Share	Life	Warrants	2014

5,000,000	$ 0.01	9.0 years	1,666,666	3,333,334

NOTE 13– NON-CONTROLLING INTEREST

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

NOTE 14 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the six months ended December 31, 2014.

Related Party Loan Receivable

As of June 30, 2014, the Company was owed a total of $426,444 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Dunn Roman were recorded as a receivable from Red Gold. Subsequent to June 30, 2014, the company was merged with Dunn Roman Holdings-Africa, Plandaí’ wholly-owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman. The loan was recorded as a related party receivable as of June 30, 2014 in the amount of $426,444 but was eliminated in the consolidated balance sheets as of December 31, 2014 because Red Gold was acquired as a wholly-owned subsidiary in July of 2014, See Note 3.

Related Party Payables

During the previous year, the Company’s Chief Executive Officer advanced personal funds totaling $17,025 to Red Gold Biotechnologies for working capital purposes. When the Company acquired Red Gold in July 2014 (see above), these advances became the obligation of the Company. There is no interest being charged in this amount and the Company intends to repay the amount once profitable operations are achieved.

NOTE 15 – SUBSEQUENT EVENTS

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

BUSINESS

Plandaí Biotechnology, Inc., (the “Company”) through its acquisition of Global Energy Solutions, Ltd. and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry. Its principle holdings consist of land, farms and infrastructure in South Africa.

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

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $9.5 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the previous nine months, we have borrowed $5,000,000 from an unaffiliated third party under a twelve month promissory note due and payable June 30, 2015 and earning interest at 6% per annum.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds and phytonutrients from organic matter, including green tea leaves, citrus and many other plants. Various tests have been conducted over the past ten years using this technology to generate functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field. Polyphenols from green tea are an excellent source antioxidant and anti-carcinogenic substances. The Company leases 3,000 hectares of agriculture land in Mpumalanga, South Africa, under a 49-year notarial lease, which includes over a thousand acres of cultivated green tea. In addition, the Company has recently completed a 30,000 sq. ft. state-of-the-art extraction facility on site which came online in December 2014. Plandaí intends to use its plantation leases to focus on the farming of whole fruits, vegetables and live plant material and the production of proprietary botanical extracts for the health and wellness industry using its proprietary extraction technology and the extraction facility.

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

The company is presently developing for market two unique extracts: Phytofare® Catechin Complex and Phytofare® Limonoid Glycoside Complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in December 2014, with initial sales anticipated to commence first quarter 2015. The limonoid glycoside product is extracted from lemons which are sourced from local plantations in South Africa and then produced in the same factory that makes the green tea product. The Phytofare® Limonoid Glycoside Complex will be introduced to the market in July 2016.

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

The Company is actively pursuing research on additional botanical extracts that have known or suspected pharmaceutical properties. This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly-owned subsidiary, Cannabis Biosciences, Inc. This company has concluded its investigative research on cannabis and developed a method of extraction which it believes can produce a complete cannabis complex in a highly bioavailable format but without psychoactive effects. The Company obtained a license in Uruguay that will permit it to produce its cannabinoid extract and conduct laboratory research on live cannabis plant. Provided that the company can produce such an extract, the plan is to commence animal research on neural disorders such as Parkinson’s, Alzheimer’s, MS, epilepsy, and post-concussion syndrome in order to determine definitively if cannabis possesses medicinal properties meriting further human trials.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

SALES

For the three months ended December 31, 2014, revenues were $67,101 compared to revenues of $13,187 for the quarter ended December 31, 2013. Sales for both quarters consisted of timber from the company’s tea estate in South Africa. Sales of Phytofare® extracts are not expected to commence until Q1 of 2015.

For the six months ended December 31, 2014, revenues were $153,452 compared to revenues of $240,002 for the six months ended December 31, 2013. Sales for both periods consisted of timber from the company’s tea estate in South Africa. Sales of Phytofare® extracts are not expected to commence until Q1 of 2015.

Cost of sales for the quarter ended December 31, 2014 was $215,569 compared with $166,914 in the prior year, which was an increase of $48,655. The increase in cost of sales relates to expenses incurred with managing and operating the Senteeko Tea Estate. In future periods, costs associated with running the factory will be included in cost of sales.

Cost of sales for the six months ended December 31, 2014 was $407,199 compared with $343,855 in the prior year, which was an increase of $63,344. The increase in cost of sales relates to expenses incurred with managing and operating the Senteeko Tea Estate. In future periods, costs associated with running the factory will be included in cost of sales.

EXPENSES

Our total expenses for the three months ended December 31, 2014 were $1,010,430 compared to $1,160,578 for the same period of the prior year which was a decrease of $191,485. The primary decrease resulted from Salaries & Wages, which went from $914,004 to $529,437 owning to the compensation expense attributed to common stock issuable under employment contracts which varies due to fluctuation in stock price. Expenses in 2014 consisted primarily of salaries of $529,437, professional services of $128,350 and general and administrative expenses of $121,755. Comparable expenses in 2013 consisted of salaries of $914,004, professional services of $31,498 and general and administrative expenses of $21,307. Professional services increased due to higher legal fees.

Our total expenses for the six months ended December 31, 2014 were $2,142,103 compared to $1,614,684 for the same period of the prior year which was an increase of $485,883. The primary decrease resulted from Professional Fees, which went from $71,206 to $378,332 owning to increased legal expenses. Additional Expenses in 2014 consisted primarily of salaries of $1,047,781, rent of $216,997, and general and administrative expenses of $284,029. Comparable expenses in 2013 consisted of salaries of $1,038,196, rent of $241,625 and general and administrative expenses of $102,326. General and Administrative expenses increased in South Africa due to expanded operations as the facility neared completion in late 2014.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three and six months ended December 31, 2014 were ($133,925) and $531,018, respectively, compared to ($2,006,259) and ($2,326,118) for the three and six months ended December 31, 2013, respectively. During the six months ended December 31, 2014, Other Income included $781,535 received as settlement proceeds, while in 2013, Other Expense included $2,086,436 in Derivative Interest recorded from the conversion potential of debentures issued and outstanding. Derivative Interest is recorded on debt instruments that can be converted into common stock and is determined based on the value of the potential number of shares that could be issued on conversion assuming historical price fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2014, the Company used cash in operating activities totaling $985,110, which was primarily attributable to a loss from operations and currency fluctuations offset by the value of stock issued for services and a decrease in related party receivables. Cash used in investing activities was $843,062, which consisted of the purchase of fixed assets to be used in production activities. Cash provided by financing activities was $2,602,758 generated by third party loans of $2,344,170 and the sale of common stock of $276,700. As of December 31, 2014, the Company had current assets of $1,140,699 compared to current liabilities of $288,186.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $9.5 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing 10 metric tons of tea leaf per day in 2015, increasing to 20 tons per day by 2016. The company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare® Catechin Complex in January 2015 with sales anticipated for the first quarter 2015.

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

Currency Translation Adjustment

The Company maintains significant operations in South Africa, where the currency is the Rand. The subsidiary financial statements are therefore converted into US dollars prior to consolidation with the parent entity, Plandaí Biotechnology, Inc. US GAAP requires that the weighted average exchange rate be applied to the foreign income statements and that the closing exchange rate as of the period end date be applied to the balance sheet. The cumulative foreign currency adjustment is included in the equity section of the balance sheet. Since most of our assets are in South Africa, as the dollar strengthens in comparison to the Rand, it reduces the carrying value of our assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2014, the Company a total of 3,291,908 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1. The Company issued 1,248,400 restricted common shares for $276,700 cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Plandaí Biotechnology, Inc. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Promissory Note dated Nov. 25, 2013	X
10.2	Promissory Note dated Feb. 11, 2014	X
10.3	Promissory Note dated Jun. 26, 2014	X
10.4	Promissory Note dated Aug. 26, 2014	X
10.5	Promissory Note dated Sep. 11, 2014	X
10.6	Promissory Note dated Nov. 25, 2014	X
10.7	Promissory Note dated Dec. 18, 2014	X
10.8	Promissory Note dated Dec. 30, 2014	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc.
(Registrant)

Date: February 12, 2015	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

