Form 10-Q
period 2015-03-31
Plandai Biotechnology, Inc.
filed 2015-05-20
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 20, 2015, the issuer had 160,519,936 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015 (Unaudited)	2014 (Audited)
ASSETS
Current Assets:
Cash	$127,986	$156,570
Inventory	3,505	2,521
Accounts Receivable	7,034	8,125
Related Party Receivable	—	426,444
Other Current Assets	134,920	—
Total Current Assets	273,445	593,660

Deposits	75,241	83,366
Other Assets	79,300	150,630
Fixed Assets – Net	9,468,325	8,855,759
Total Assets	$9,896,311	$9,683,415

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$216,487	$142,623
Accrued Interest	197,758	39,505
Current Portion of Long Term Debt	7,950,000	—
Convertible Notes Payable	—	18,112
Derivative Liability	—	23,710
Related Party Payables	—	2,949
Total Current Liabilities	8,364,245	226,900

Other Liabilities	178,363	—
Capitalized Lease Obligation	1,495,103	1,358,982
Long Term Debt, Net of Discount	5,668,700	11,636,867
TOTAL LIABILITIES	15,706,411	13,222,748

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 160,519,936 and 131,008,628 shares issued and outstanding as of March 31, 2015 and June 30, 2014	16,053	13,101
Additional Paid-In Capital	29,730,409	21,946,732
Stock Subscription Payable	—	1,480,007
Retained Deficit	(33,909,323)	(25,957,163)
Cumulative Foreign Currency Translation Adjustment	(117,712)	314,649
Total Stockholders’ Deficit	(4,280,573)	(2,202,674)
Non-controlling Interest	(1,529,527)	(1,336,660)
Equity Allocated to Plandaí Biotechnology	(5,810,100)	(3,539,334)
Total Liabilities and Stockholders' Deficit	$9,896,311	$9,683,415
The accompanying notes are an integral part of these financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$21,744	$12,554	$64,024	$250,859
Cost of Sales	181,214	141,046	583,506	483,675
Gross Profit	(159,470)	(128,492)	(519,482)	(232,816)

Expenses:
Payroll	5,079,803	1,133,741	6,128,980	2,204,284
Professional Services	80,597	29,073	455,161	108,643
Rent	107.859	175,025	325,121	431,862
Utilities	17,319	13,034	50,957	42,812
Consulting	382,048	800,000	402,154	800,000
Finance Cost	—	459,000	—	459,000
Research	—	—	—	83,230
Depreciation	46,695	43,774	139,517	142,808
General & Administrative	115,466	121,980	349,036	130,067
Total Expenses	5,829,787	2,775,627	7,850,926	4,402,706

Operating Income (Loss)	(5,989,257)	(2,904,119)	(8,370,408)	(4,635,522)

Other Income (Expense)
Proceeds from Settlement	12,765	—	777,724	—
Derivative Interest	—	(16,004)	—	(2,086,436)
Interest Expense	(296,292)	(134,754)	(552,344)	(374,654)
Net Income (Loss)	$(6,272,784)	$(3,054,877)	(8,145,028)	(7,096,612)

Loss Allocated to Non-controlling Interest	120,962	87,803	192,867	436,751

Net Loss, Adjusted	$(6,151,822)	$(2,967,074)	$(7,952,161)	$(6,659,861)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	145,449	143,404	(432,361)	141,678

Comprehensive (Loss)	$(6,006,373)	$(2,823,670)	$(8,384,522)	$(6,518,183)
Basic & diluted loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.06)
Weighted Avg. Shares Outstanding	140,845,731	119,547,278	135,224,529	117,147,278

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,	For the nine months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,145,028)	$(7,096,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	139,517	142,808
Stock Issued or Payable for Services	5,971,536	2,595,000
Stock Issued for Financing Costs	—	459,000
Derivative Liability	—	2,086,351
Capitalized Lease Obligation	136,121	301,960
Foreign Currency Translation Adjustment	(432,361)	141,678
Decrease in Related Party Receivable	426,444	—
Increase in Accounts Receivable	1,092	7,281
(Increase) Decrease in Deposits & Prepaid Expense	8,125	(71,971)
(Increase) Decrease in Inventory	(985)	3,167
Increase in Other Current Assets	(134,920)	—
Decrease in Other Assets	71,330	221,348
Increase (Decrease) in Accounts Payable and Accrued Expenses	73,865	(418,470)
Increase in Other Liabilities	178,363	—
Decrease in Related Party Payables	(2,949)	(133,636)
Increase (Decrease) in Accrued Interest	158,253	(70,614)
Net Cash From (Used in) Operating Activities	(1,551,597)	(1,832,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(752,083)	(1,111,584)
Net Cash Used in Investing Activities	(752,083)	(1,111,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Debt, Net of Discount	1,988,396	2,182,942
Net Borrowings under Convertible Debt	—	248,517
Proceeds from the Sale of Common Stock	286,700	615,000
Net Borrowings under Credit Line	—	25,000
Net Cash Provided by Financing Activities	2,275,096	3,071,459

Net Increase (Decrease) in Cash and Cash Equivalents	(28,584)	127,165
Cash and Cash Equivalents at Beginning of Period	156,570	498,917
Cash and Cash Equivalents at End of Period	127,986	626,082

NON-CASH ACTIVITIES
Shares issued to retire debt	$24,674	$1,557,504
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$220,643	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2015

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

The Company’s production facility in South Africa received its certificate of occupancy and operations on December 31, 2014. Notwithstanding this, production for the first three months of operations has been limited due to various technical issues incidental to opening a new facility that is the first of its kind. Accordingly, there were no sales during the first quarter of operations and most of the production was used for clinical trials, batch testing, and customer samples. Sales are expected to commence May 2015 and continue uninterrupted thereafter.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three and nine months ended March 31, 2015.

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

Revenue recognition

During the nine months ended March 31, 2015, the Company presently derived its revenue from the sale of timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. Once sales of the Company’s Phytofare™ botanical extracts commence in Q2 2015, revenues will be recognized when product is shipped.

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

The Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the nine months ended March 31, 2015, a total of 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology - Uruguay, SA (Fka: Riversoul, SA)	100% owned by Plandaí Biotechnology, Inc.
Phyto Pharmacare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnologies (Pty) Ltd.	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

All intercompany balances have been eliminated in consolidation.

Straight-lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of March 31, 2015, the amount of this deferred liability was $1,495,103.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of March 31, 2015, the amount of this receivable was $79,228 (R 957,335).

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which the security is issued if the completion date is not readily determined.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition, effective for annual periods ending after December 31, 2016.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – ACQUISITION OF RED GOLD BIOTECHNOLOGIES, A RELATED PARTY ENITITY

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold was a related party to the Company through our chief executive officer Roger Duffield who is the sole shareholder of Red Gold. As of June 30, 2014, the Company had advanced $426,444 to Red Gold. This loan which was recorded as a Related Party Receivable as of June 30, 2014 and was eliminated in consolidation in the March 31, 2015 consolidated balance sheets. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa.

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

NOTE 4 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2015 and June 30, 2014 consisted of the following:

	March 31, 2015	June 30, 2014
Equipment	$236,094	$286,387
Furniture	83,349	89,082
Vehicles	91,638	104,675
Factory & Leasehold Improvements	7,584,216	7,071,330
Capitalized Interest	1,853,500	1,590,753
Less: Accumulated Depreciation	(380,472)	(286,468)

Fixed Assets, net	$9,468,325	$8,855,759

Depreciation expense

Depreciation expense for the three months ended March 31, 2015 and 2014 was $46,695 and $43,744. Depreciation expense for the nine months ended March 31, 2015 and 2014 was $139,517 and $142,808.

The Company has used proceeds from its loan with the Land and Agriculture Bank of South Africa (“Land Bank”) to purchase fixed assets to be employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, repair roads, bridges, and onsite worker housing as well as prune, weed and fertilizing the plantation. The Company has followed the guidance of FAS 35 and has capitalized the interest associated with the debt financing to purchase the fixed assets. With the facility becoming operational on December 31, 2014, we have not yet begun production operations, so therefore we have not yet begun depreciation of our fixed assets associated with production operations. As of March 31, 2015 and June 30, 2014, the Company has capitalized $1,853,500 and $1,590,753 in accrued interest pertaining to the debt financing from the Land Bank.

NOTE 5 –NOTES PAYABLE

On November 25, 2013, the company executed a promissory note in the amount of $250,000 with an unaffiliated third party. The note bears interest at 6% per annum and was originally due June 30, 2015. On February 11, 2014, the company executed another promissory note with the same entity in the amount of $950,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On June 26, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On August 26, 2014, the company executed another promissory note in the amount of $800,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On September 11, 2014, the company executed another promissory note in the amount of $1,000,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On November 25, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On December 18, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On December 30, 2014, the company executed another promissory note in the amount of $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On February 25, 2015, the Company executed another promissory note in the amount of $150,000. This note bears interest at 6% per annum and was originally due June 30, 2015. On March 19, 2015, the Company executed another promissory note in the amount of $400,000. This note bears interest at 6% per annum and was originally due June 30, 2015. Collectively, these notes total $5,550,000 and were due and payable June 30, 2015. Subsequent to March 31, 2015, the Company renegotiated the due date on each of these notes to October 31, 2015.

As of March 31, 2015 and June 30, 2014, the Company has a notes payable balance due of $5,500,000 and $1,200,000, respectively. As of March 31, 2015 and June 30, 2014, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $197,758 and $39,505, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE & DERIVATIVE LIABILITY

On August 20, 2013, the Company executed two convertible promissory notes totaling $550,000. The notes bore interest at the rate of 8% per annum and became due and payable six months from the date of issuance. During the first 90 days from issuance, the notes were repayable without incurring any interest charges. The Company was advanced $210,000 against the two notes. As of June 30, 2014, a total of $205,368 of the unpaid principal plus accrued interest had been converted into 2,997,035 shares of restricted common stock, leaving a balance of $18,112. During the nine months ended March 31, 2015, the principle balance of $18,112 plus $6,562 of accrued interest was converted into 144,296 shares of restricted common stock.

As of March 31, 2015 and June 30, 2014, the Company had a convertible notes payable balance of $-0- and $18,112.

Derivative Liability

The Company recorded a derivative liability of $23,710 as of June 30, 2014 representing the estimate value of the shares over and above the amount of debentures that would be issued on conversion. During the year ended June 30, 2014, the Company recorded $1,758,026 as derivative interest expense which was then offset against additional paid in capital when the debentures were converted. As of March 31, 2015, the Company had no outstanding convertible instruments and all remaining derivative liability has been eliminated.

NOTE 7 – SHORT-TERM & LONG-TERM DEBT

Land and Agriculture Bank of South Africa

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $8.3 million USD) financing with the Land and Agriculture Bank of South Africa (“Land Bank”). The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand. The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first drawn down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1, neither of which are currently in compliance. However, the Company consistently notified the Bank of this situation and has requested written documentation as to the Bank’s intention. The Bank has not provided documentation in writing, however they have given verbal approval that the covenants will not be enforced. In addition, they have not started any action against the Company.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three individuals in exchange for shares of Dunn Roman Holdings stock which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be black owned. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000) as a cost of securing the financing and recorded as a loan discount which will be amortized over the life of the loan (7 years) commencing June 1, 2015.

As of March 31, 2015, a total of $8,653,700, which includes approximately $1,853,500 of capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that will be employed in South Africa to produce the company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,300,000R South African Rand (approximately $200,000 US Dollars). During the nine months ended March 31, 2015, a total of R20,191,725 South African Rand (approximately $1,671,044 US) was repaid to Land Bank. As of the dates presented, the long-term loan balances were as follows:

	March 31, 2015	June 30, 2014
Loan Principle and Interest - Land Bank	8,653,700	12,221,867
Less: Discount	(585,000)	(585,000)
	8,068,700	11,636,867
Less: Current Portion or Short-Term Debt	(2,400,000)	—
Long Term Debt, Net of Discount	$5,668,700	$11,636,867

NOTE 8 – CAPITALIZED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of March 31, 2015, the amount of this deferred liability was $1,495,103.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of March 31, 2015, the amount of this receivable was $79,228 (R 957,335).

NOTE 9 – CONTINGENT LIABILITY

On August 30, 2013, the Company executed a license with North-West University, South Africa, under which the company received an exclusive license to develop and market products using the Pheroid™ system of nano-entrapment, the patents and associated intellectual property to which is owned by North-West University. The license is limited to entrapping polyenes for animal and human use. Under the terms of the license, Plandaí will pay a royalty of 2% of net sales of all product that incorporates the Pheroid technology, with a minimum of R20,000 (approx. US $1,700) due annually. The license expires in ten years and contains requirements that the company achieve certain development milestones with respect to brining products to market. As of March 31, 2015, the Company had not commenced sales of the Pheroid® product and, accordingly, no royalties were generated.

NOTE 10 – OTHER INCOME

Other income consists of monies paid from CRS Technologies as part of a settlement agreement resulting from delays in completing the Senteeko factory in South Africa. The Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS to construct the tea and citrus extraction facility. Due to several delays, CRS agreed to pay a penalty of $2,000,000, which is being treated as Other Income as received. In the nine months ended March 31, 2015, the Company received $764,386 from CRS under the settlement. Also included in Other Income is $13,338 received from the Company’s insurance due to a claim on damaged equipment.

NOTE 11 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate being used for income statement purposes and the closing exchange rate as of March 31, 2015 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the nine months ended March 31, 2015, the Company recorded a foreign currency translation adjustment loss of $432,361. In the nine months ended March 31, 2014, the Company recorded a foreign currency translation adjustment gain of $141,678. As of March 31, 2015 and June 30, 2014, the cumulative currency translation adjustments were $(117,712) and $314,649, respectively.

NOTE 12 – COMMON STOCK

During the nine months ended March 31, 2015, the Company issued a total of 29,511,308 shares of restricted common stock as follows:

  The Company issued 1,298,400 restricted common shares for $286,700 cash.
  The Company issued 26,369,400 restricted common shares for services valued at $7,451,536.
  The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.
  The Company issued 1,629,212 restricted common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.
  The Company issued 70,000 restricted common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

Common Stock Issuable

Pursuant to three agreements executed on March 1, 2013 by the Company with two of its officers and one consultant, the Company is obligated to issue 4,000,000 common shares at the end of each completed year for services rendered to the Company. As of March 31, 2015 and June 30, 2014, the common shares issuable pursuant to the employment agreements were $0 and $1,480,007, respectively.

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

In the nine months ended March 31, 2015, a total of 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 common shares.

		Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	March 31,
2014	Share	Life	Warrants	2015

5,000,000	$ 0.01	9.0 years	1,666,666	3,333,334

NOTE 14 – NON-CONTROLLING INTEREST

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

NOTE 15 – RELATED PARTY TRANSACTION

In addition to the loans payable and receivables as discussed above, the Company had the following related party transactions during the nine months ended March 31, 2015.

Related Party Loan Receivable

As of June 30, 2014, the Company was owed a total of $426,444 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Dunn Roman were recorded as a receivable from Red Gold. Subsequent to June 30, 2014, the company was merged with Dunn Roman Holdings-Africa, Plandaí’ wholly-owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman. The loan was recorded as a related party receivable as of June 30, 2014 in the amount of $426,444 but was eliminated in the consolidated balance sheets as of March 31, 2015 because Red Gold was acquired as a wholly-owned subsidiary as of July of 2014, See Note 3.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

In April 2015, the Company terminated a 5-year consulting contract with an individual who performed various operational and financial functions. As a result of this transaction, the Company was obligated to issue 3,500,000 shares of common stock pursuant to the early termination clause of the contract.

In April 2015, the Company borrowed $500,000 from an unrelated third party for working capital purposes. The loan is due October 31, 2015 and bears interest at 6% per annum.

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

The Company’s production facility in South Africa received its certificate of occupancy and operations on December 31, 2014. Notwithstanding this, production for the first three months of operations has been limited due to various technical issues incidental to opening a new facility that is the first of its kind. Accordingly, there were no sales during the first quarter of operations and most of the production was used for clinical trials, batch testing, and customer samples. Sales are expected to commence May 2015 and continue uninterrupted thereafter.

The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the previous nine months, we have borrowed $5,550,000 from an unaffiliated third party under a twelve month promissory note due and payable December 31, 2015 and earning interest at 6% per annum.

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

Many botanical extracts have demonstrated varying degrees of health benefit, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea leaf, for example, has shown promising in-vitro and animal model results as an anti-oxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

The company hascommercialized the Phytofare® catechin complex and is currently developing the Phytofare® limonoid glycoside complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in December 2014, with initial sales anticipated to commence in May 2015. The limonoid glycoside product is extracted from lemons which are sourced from local orchards in South Africa and then produced in the same factory that makes the green tea product. The Phytofare® Limonoid Glycoside Complex is scheduled be introduced to the market in July 2016.

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

During the previous year, the Company completed two separate human studies designed to test both the efficacy and bioavailability of its Phytofare® catechin complex. The first study was a topical trial designed to evaluate the effectiveness of the extract on treating skin conditions associated with aging. Specifically, the study evaluated changes in skin elasticity, skin roughness and scaliness, and skin hydration and found that Phytofare® demonstrated statistically significant benefits over placebo in all areas except skin elasticity, for which the length of the study was determined to be too short to render statistically reliable data.

The second clinical study, completed by North West University, Potchefstroom, South Africa, tested the oral bioavailability Phytofare® catechin complex in human subjects. The test results indicated that five times more Phytofare® extract was present in the blood with all eight catechins detected compared with just two catechins from the generic green tea extract. In addition, after 24 hours, the blood levels of catechins from the Phytofare® extract were still higher than the highest level attained by the generic, which, after six hours, had disappeared from the blood. This study confirmed that Phytofare® catechin complex delivers more catechins to the blood than generic extract and that those catechins remain present and viable at least four times longer.

The Company is actively pursuing research on additional botanical extracts that have known or suspected pharmaceutical properties. This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly-owned subsidiary, Plandaí Biotechnology- Uruguay, SA (fka- RiverSoul, SA). This company has concluded its initial investigative research with live cannabis flower and leaf and intends to engineer a pilot scale system for processing and recovering the cannabinoid complex in a highly bioavailable format without psychoactive effects. The company was granted approval by the Minister of Health in September 2014 to legally conduct cannabis research and development. In February 2015, a new decree imposed the further requirement of an additional license from the Institute for Regulation and Control of Cannabis (IRCCA). In May 2015, Plandaí received the license from IRCCA granting the necessary approvals under the new laws and now permitting the research to move forward. The Phytofare® cannabinoid complex will be subjected to chemical profiling, as well as particle sizing and dosage. Independent in vitro and animal modelling will support the projects prime objective by scientifically investigating in animals efficient free-radical scavenging, demonstrating improvements to a variety of human physiological processes including appetite, pain-sensation, mood, and memory.

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

CUSTOMERS

Plandaí markets its products through distribution companies who the sell to various nutriceutical and supplement companies that require high-quality bio-available extracts for their products. In certain countries where it is economically feasible, Plandaí sells direct to nutriceutical and supplement companies. The company presently has distribution agreements with representation in Europe, North America, India and Asia and sells direct to customers in South Africa.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014

SALES

For the three months ended March 31, 2015, revenues were $21,744 compared to revenues of $12,554 for the quarter ended March 31, 2014. Sales for both quarters consisted of timber from the company’s tea estate in South Africa. Sales of Phytofare™ extracts are not expected to commence until Q2 of 2015.

For the nine months ended March 31, 2015, revenues were $64,024 compared to revenues of $250,859 for the nine months ended December 31, 2014. Sales for both periods consisted of timber from the company’s tea estate in South Africa. Sales of Phytofare™ extracts are not expected to commence until Q2 of 2015.

Cost of sales for the quarter ended March 31, 2015 was $181,214 compared with $141,046 in the prior year, which was an increase of $40,168. The increase in cost of sales relates to expenses incurred with running the factory in 2015 in addition to managing and operating the Senteeko Tea Estate.

Cost of sales for the nine months ended March 31, 2015 was $583,506 compared with $483,675 in the prior year, which was an increase of $99,831. The increase in cost of sales relates to expenses incurred with running the factory in 2015 in addition to managing and operating the Senteeko Tea Estate.

EXPENSES

Our total expenses for the three months ended March 31, 2015 were $5,829,787 compared to $2,775,627 for the same period of the prior year which was an increase of $3,054,160. The primary increase resulted from Salaries & Wages, which went from $1,133,741 to $5,079,803 owning to the compensation expense attributed to common stock issuable under employment contracts which varies due to fluctuation in stock price, and from a one-time bonus of 20 million shares paid in February for services rendered by our Chief Executive Officer. This increase was offset by decreases in Consulting Expenses which decreased from $800,000 to $382,048, and finance costs of $459,000 incurred in the prior year associated with shares issued to secure an equity line of credit.

Our total expenses for the nine months ended March 31, 2015 were $7,850,926 compared to $4,402,706 for the same period of the prior year which was an increase of $3,448,220. The primary increase resulted from Salaries & Wages, which went from $2,204,284 to $6,128,980 owning to the compensation expense attributed to common stock issuable under employment contracts which varies due to fluctuation in stock price, and from a one-time bonus of 20 million shares paid in February for services rendered by our Chief Executive Officer, and from an increase in Professional Fees, which went from $108,643 to $455,161 owning to increased legal expenses. The increase was offset by decreases in Consulting Expenses which decreased from $800,000 to $402,154, and finance costs of $459,000 incurred in the prior year associated with shares issued to secure an equity line of credit.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three and nine months ended March 31, 2015 were ($283,527) and $225,380, respectively, compared to ($150,758) and ($2,461,090) for the three and nine months ended March 31, 2014, respectively. During the nine months ended March 31, 2015, Other Income included $777,724 received as settlement proceeds, while in 2014, Other Expense included $2,086,436 in Derivative Interest recorded from the conversion potential of debentures issued and outstanding. Derivative Interest is recorded on debt instruments that can be converted into common stock and is determined based on the value of the potential number of shares that could be issued on conversion assuming historical price fluctuations. The balance of Other Income and Expense in all periods presented related to Interest Expense, which was $552,344 and $374,654 for the nine months ended March 31, 2015 and 2014 respectively. The increase in Interest Expense resulted from increased debt.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2015, the Company used cash in operating activities totaling $1,551,597, which was primarily attributable to a loss from operations of $8,145,028 offset by the value of stock issued for services of $5,971,536 and a decrease in related party receivables of $426,444. Cash used in investing activities was $752,083, which consisted of the purchase of fixed assets to be used in production activities. Cash provided by financing activities was $2,275,096 generated by third party loans of $1,988,396 and the sale of common stock of $286,700. As of March 31, 2015, the Company had current assets of $273,445 compared to current liabilities of $8,364,245.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing up to 20 metric tons of tea leaf per day commencing with the September 2015 growing season. The company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare™ Catechin Complex in January 2015 with sales commencing in May 2015.

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

Farming and Agriculture Represents a Significant Aspect of our Operations Which Can Be Affected by Adverse Weather Conditions

The manufacture of our products relies on the use of live plant material that requires our production facility to be located adjacent to the source of raw materials. Accordingly, it is impractical in most instances to import raw materials for production in the event natural disasters or adverse weather affects our crops. Hail, drought, flooding and fires are potential risks in our area, any or a combination of which could impact our ability to harvest raw materials and produce our extracts. We do not carry insurance covering crop failure or business interruption due to weather or disaster. As a result, if we are unable to harvest, it could have a material adverse effect on our ability to continue as a going concern.

Our Primary Operations are in South Africa Which Does Not Presently Have Stable Utilities Infrastructure and Which Also Can Be Affected by Escalating Labor Rates and Other Overhead

Our production facility is located in rural South Africa. In recent years, South Africa in general has suffered from an unstable utilities infrastructure that, as a result, can cause temporary power blackouts. Since our factory is connected to the municipal power grid, a loss of power for an extended period of time can result in the loss of any product currently in production. Repetitive instances of power loss could materially impact our ability to produce finished products and impact our ability to continue as a going concern. We are in the process of installing backup generators to protect against power interruption, but these will not be operational until later in 2015. In addition, the South African legislation has the authority to regulate the wages paid to laborers and, in the past, has increased the base labor rates dramatically and without notice. While most of the labor we use is contracted through third parties, a sudden, significant increase in labor rates could have a short-term effect on our cost to produce finished goods and impact our cash flows.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2015, the Company issued a total of 29,511,308 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1.	The Company issued 1,298,400 restricted common shares for $286,700 cash.
2.	The Company issued 26,369,400 restricted common shares for services valued at $7,451,536.
3.	The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.
4.	The Company issued 1,629,212 common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.
5.	The Company issued 70,000 common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Plandaí Biotechnology, Inc. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Promissory Note dated Feb. 25, 2015	X
10.2	Promissory Note dated Mar. 19, 2015	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc. (Registrant)
Date: May 20, 2015	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

