Form 10-K
period 2015-06-30
Plandai Biotechnology, Inc.
filed 2016-06-30
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)
Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Hanover Square, London, England	W1S 1BN
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 917-900-9829
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $17,032,000.

As of June 10, 2016, the registrant had 178,239,536 outstanding shares of Common Stock.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Form 10-K for the year ended June 30, 2015 includes a re-audit of the Company’s financial statements for the year ended June 30, 2014 as the Company’s prior auditor was unable to reissue his opinion (Refer to notice filed on Form 8-K on October 9, 2015). As a result of this re-audit, several material adjustments were made, resulting in a restatement of the June 30, 2014 financial statements. Specifically, the Company used different valuation dates for certain shares issued, resulting in revalued shares issued for services, corrected value of the derivative liability and derivative interest, adjusted foreign currency translation, increased finance costs and additional interest expense. These adjustments impacted stock issuable and retained deficit. A comprehensive review of the restated income statement and balance sheet for the year ended June 30, 2014 is included in Footnote 18 on Page F-28 of the accompanying financial statements.

2

PART I

ITEM 1. BUSINESS.

Plandaí Biotechnology, Inc. (the “Company”) and its subsidiaries is a bio-pharmaceutical business that focuses on the production of proprietary botanical extracts for the nutraceutical and pharmaceutical industries. The Company grows the green tea used in its Phytofare® Catechin production a 3,000-hectare estate it operates under a 49-year notarial lease in the Mpumalanga province of South Africa. Plandaí uses a proprietary extraction process that is engineered to yield highly bioavailable products of pharmaceutical-grade purity. Phytofare® Catechin Complex, a green-tea derived extract, is the first commercial product in the Phytofare® brand and has supporting clinical data supporting its use in multiple potential wellness applications. The Company’s principle holdings consist of land, farms and infrastructure in South Africa.

The Company was originally incorporated as Jerry's Inc., in the State of Florida on November 30, 1942. The Company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama and Georgia. The company's airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The Company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. In March of 2004 we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry focusing on the eastern seaboard of the United States. Operations consisted of packing, processing, custom meat cutting, portion controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers. On November 17, 2011, the Company, through its wholly owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES.  On November 21, 2011, the Company filed an amendment to the Articles of Incorporation to change the name of the Company to Plandaí Biotechnology, Inc.  GES was subsequently folded up into Plandaí and the legal status terminated, leaving Plandaí Biotechnology, Inc. as the surviving entity.

During the fourth quarter of fiscal 2015, the Company began shipping product to customers and recording sales. However, a hailstorm during the quarter destroyed a large percentage of the tea crop and there was insufficient time remaining in the growing season to yield another harvest. As a result, sales for the final quarter were limited. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts, combined with projected sales for fiscal 2016, will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

In April 2012, through our subsidiary companies, we secured a 100 million Rand financing (approximately $13 million at the time of financing, $6.5 million at current exchange rates) with the Land and Agriculture Bank of South Africa, which has been used to build infrastructure and further operations. During the year ended June 30, 2015, the Company borrowed a total of $5,300,000 from third parties to sustain operations and complete the construction of the production facility in South Africa.

PRODUCTS AND SERVICES

Gaelic for “plant food”, Plandaí is a biopharmaceutical company dedicated to taking all-natural nutraceutical ingredients and unlocking their pharmaceutical potential. Published science suggests that by delivering a therapeutic level of essential plant-based nutrients to human cells, we can treat many of the diseases that plague humankind. From viruses to cancers, to neural disorders like Alzheimer’s, science has shown that the botanical phytonutrients in plants have tremendous curative properties. However, current extraction methods fail to produce products that are highly bioavailable and that remain in the system long enough for a therapeutic effect. Plandaí’s technology releases and restructures plant nutrients into a highly purified form that the body can more easily process while also increasing their delivery and absorption into the blood plasma and the length of time those nutrients remain present and active.

Many common pharmaceutical products have their origins rooted in plants and “natural” medicine. For example, the active ingredient of aspirin was first discovered from the bark of the willow tree. In 1763 Edward Stone of Wadham College, University of Oxford, discovered salicylic acid, the active ingredient of aspirin, which was later synthesized by the German company Bayer® in 1897. The reason that these “natural” medicines are usually supplanted by synthetic drugs can be attributed to a few things but most notably the need to increase the absorption of the active ingredient by the human body, which is called bioavailability. In order to increase bioavailability in plant phytonutrients, the following barriers must be overcome, particle size, solubility, permeability, metabolism, excretion and disposition.

Our Phytofare® botanical extracts have overcome these challenges and, as validated in human clinical trials completed in June 2015, are delivered in a highly bioavailable form. In practical terms, this means that we are able to deliver more of the vital plant nutrients to the blood plasma where it remains at a therapeutic level for over 24 hours.

Compared with generic green tea extract, Plandaí’s Phytofare® Catechin Complex exhibits specific advantageous properties:

1.	Phytofare® contains all of the phytonutrients in a stable, active extract. For example, with green tea, Phytofare® contains all eight catechins compared to just two catechins found in the generic. The difference is greater efficacy and improved synergy.
2.	Because Phytofare® consists of mostly nano-sized particles, we can achieve greater cellular uptake.
3.	Phytofare® is more bioavailable than generic extracts. In fact, it has been clinically shown to have 10 times greater bioavailability.
4.	Phytofare has four times greater residency in the blood plasma, 24 hours compared to 6. This means it can be an effective “once a day” dose.
5.	Phytofare® offers greater stability over generic. In fact, studies have shown that Phytofare® retains over 70% of its catechin efficacy after 90-day exposure, whereas generic catechins are completely gone.
6.	Because Phytofare® is 10x more bioactive, the dosage can be reduced by 1/10th. As a result, our cost per dose is a fraction of our nearest competitor.

Many botanical extracts have demonstrated varying degrees of health benefit, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea catechins, for example, have shown promising in-vitro results as an anti-oxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

In May 2015, the Company concluded a human clinical study on Plandaí’s inaugural product, Phytofare® Catechin Complex made from green tea. The test results forced us to coin a new term to describe what our extraction process was accomplishing: phyto-availability™. Phyto-availability™ is the combination of Phytofare® unique properties:

1.	Demonstrates ultra-high-bioavailability.
2.	Exhibits the presence of complete phyto-complexes.
3.	Greatly prolongs the presence of the phyto-complexes in the blood.

Plandaí’s Phytofare® Catechin Complex is produced from live green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in late 2014, with initial sales commencing in the fourth quarter of fiscal 2015.

The Company is actively developing additional products including a Phytofare® citrus complex. The citrus extraction investigations commenced at the Senteeko research facility in October 2015 and the product is anticipated for a late-2016 release to market.

On August 30, 2013, Plandaí entered into a world license agreement with North-West University in Potchefstroom, South Africa, which granted the Company the exclusive right to use, manufacture and formulate the University’s Pheroid® technology for entrapped Phytofare® extracts. Pheroid® is a patented colloidal emulsion and entrapment system for protecting botanical compounds against metabolism in the stomach acids and then delivering such compounds into the blood plasma. For a botanical drug to have a therapeutic effect, it must reach the site of action in sufficient quantities. The Pheroid® drug delivery system enhances the absorption of the botanical extract through protection and delivery to the plasma, which was expressly confirmed in clinical studies 2015 with Phytofare® catechin complex formulated in Pheroid®. The combination of Phytofare® entrapped in Pheroid® was brought to market in early 2016 and is being marketed under the tradename “Ph2.”

Plandaí continues to develop its biopharmaceutical base with live plant materials and is actively pursuing developing Phytofare® extracts from citrus and tomato fruits, artemisia and cannabis.

This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly-owned subsidiary, Plandaí Biotechnology – Uruguay, SA. Plandaí Uruguay is the first and only company to receive a license from the Republic of Uruguay to product cannabis-based extract for pharmaceutical research. Following testing to verify the extract’s bioavailability and lack of psychoactive properties, the plan is to commence animal research on neural disorders such as Parkinson’s, Alzheimer’s, MS, epilepsy, and post-concussion syndrome in order to determine definitively if cannabis possesses medicinal properties meriting further human trials.

COMPETITION

The Company faces competition from a variety of sources. There are several large companies that develop and market nutriceutical products that include bio-available compounds including those from green tea. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality extracts that exhibit greater bioavailability and longer blood-plasma residency, producing at lower costs, and controlling a vertically integrated business approach that includes all stages from farming through production and marketing. The Company’s unique Phyto-availability™, combined with the patented Pheroid® technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

CUSTOMERS

Plandaí markets direct to nutraceutical and supplement companies that require high-quality bio-available extracts for their products and also sells through several third party distributors who, in turn, sell to their customers which typically also include contract manufacturers, nutraceutical and supplement companies. In addition, the Company is developing a direct-to-consumer product based on Phytofare® ingredients formulated into oral capsules.

ITEM 1A. RISK FACTORS

An investment in our securities is highly speculative, involves a high degree of risk and is suitable only for investors with substantial means who can bear the economic risk of the investment for an indefinite period, have no need for liquidity of the investment, and have adequate means of providing for their current needs and contingencies. An investment in the securities should only be made by persons able to bear the risk in the event the investment results in a total loss.

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year June 30, 2015 was $10,072,344 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to be able to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

Our Common Stock May Fluctuate Significantly

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security May Affect the Market Value of Our Stock

Our common stock is currently quoted on the Pink Sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

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

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

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

Through June 30, 2015, our operations were focused on product development and in bringing production capacity online, and our revenues to date have mostly consisted of sales of timber, avocado and macadamia nuts from our farms in South Africa with limited sales of our Phytofare® product line. We have incurred losses in each year of our operations, and we expect to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

The Company and its prospects should be examined in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can scale up operations, our complete dependence upon development of products that currently have no market acceptance, our ability to establish and expand our brand name, our ability to expand our operations to meet the commercial demand of our clients, our development of and reliance on strategic and customer relationships and our ability to minimize fraud and other security risks.

The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates can require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

•	Developing and testing product candidates;
•	Receiving regulatory approvals;
•	Commercializing our products;
•	Establishing a favorable competitive position.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever become profitable.

We expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our first product has generated limited commercial revenue to date. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of additional product candidates; the successful testing of our product in both in in vitro and in vivo trials; establishing manufacturing, sales, and marketing arrangements with third parties; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We face intense competition in the markets targeted by our lead product. Many of our competitors have substantially greater resources than we do, and we expect that all of our products will face intense competition from existing or future drugs.

We expect that all of our products will face intense competition from existing and future products marketed by large companies. These competitors may successfully market products that compete with our products, successfully identify and develop products earlier than we do, or develop products that are more effective or cost less than our products.

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and technological change may make our products and technologies less attractive or obsolete.

We compete with established pharmaceutical and food additive companies that are pursuing other products for the same indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, or developing products that are more effective than our products. Research and development by others may render our technology or products obsolete or noncompetitive, or result in treatments or cures superior to any product we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

It is too early to determine whether our products will be accepted by the marketplace as readily as these or other competing treatments. There can be no assurance that third party manufacturers and consumers will prefer our products to competing products in the market.

Furthermore, the nutraceutical and food additive industries are diverse, complex, and rapidly changing. By its nature, the business risks associated therewith are numerous and significant. The effects of competition, intellectual property disputes, and market acceptance preclude us from forecasting revenues or income with certainty or even confidence.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to protect our intellectual property. This is done, in part, by obtaining patents and trademarks and then maintain adequate protection of our technologies, tradenames and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market products in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

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

Our success depends in part on patent applications that are licensed exclusively to us and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our product candidates to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our product candidates.

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

Successful development of future products is uncertain.

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

We may never obtain the regulatory approvals we need to market some of our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, may be submitted to the FDA in the form of an NDA in order to obtain approval to commence commercial marketing using the desired claims. While FDA approval will not be required to sell our products, in order to make certain health-related claims, FDA approval may be required. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs - six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and may involve the input of an FDA advisory committee of outside experts.

To date, we have not submitted an NDA to the FDA or an equivalent application to any foreign regulatory authorities for any of our product candidates and have no immediate plans to do so.

It is possible that none of our product claims will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of any products we develop, may impose additional costs on us or our collaborators, may diminish any competitive advantages that we or our partners may attain, and/or may adversely affect our receipt of revenues or royalties.

Even if we obtain regulatory approval to make market claims about our products, our products may not be accepted by the market.

Even if we receive regulatory approval to make specific marketing claims for one or more of our products, consumers may not accept it or use it. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products; cost-effectiveness of our product relative to competing products; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

Our sales strategy is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. In order to generate sales of our products, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop adequate sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

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

Farming and Agriculture Represents a Significant Aspect of our Operations Which Can Be Affected by Adverse Weather Conditions

The manufacture of our products relies on the use of live plant material that requires our production facility to be located adjacent to the source of raw materials. Accordingly, it is impractical in most instances to import raw materials for production in the event natural disasters or adverse weather affects our crops. Hail, drought, flooding and fires are potential risks in our area, any or a combination of which could impact our ability to harvest raw materials and produce our extracts. We do not carry insurance covering crop failure or business interruption due to weather or disaster. As a result, if we are unable to harvest, it could have a material adverse effect on our ability to satisfy customer demands and generate revenues.

Our Primary Operations are in South Africa Which Does Not Presently Have Stable Utilities Infrastructure and Which Also Can Be Affected by Escalating Labor Rates and Other Overhead

Our production facility is located in rural South Africa. In recent years, South Africa in general has suffered from an unstable utilities infrastructure that, as a result, can cause temporary power blackouts. Since our factory is connected to the municipal power grid, a loss of power for an extended period of time can result in the loss of any product currently in production. Repetitive instances of power loss could materially impact our ability to produce finished products and impact our ability to continue as a going concern. We are in the process of installing backup generators to protect against power interruption, but these will not be operational until later in 2016. In addition, the South African legislation has the authority to regulate the wages paid to laborers and, in the past, has increased the base labor rates dramatically and without notice. While some of the farm labor we use is contracted through third parties, a sudden, significant increase in labor rates could have a short-term effect on our cost to produce finished goods and impact our cash flows.

EMPLOYEES

The Company, including subsidiaries, currently employs between 180-250 full time employees (depending on the season), of which 15 are engaged in management and operations, with the remainder in farming, maintenance and operating the factory. Management expects to increase the number of employees engaged in production in the coming months and as the factory increases production. We assess employee relations to be excellent.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its subsidiary, Dunn Roman Holdings, controls notarial leases in South Africa encompassing over 3,300 hectares (approx. 8,150 acres) of tea plantations, farms and associated buildings. Of this amount, 285 hectares have been returned to full tea production with another 165 presently undergoing rejuvenation so that total tea production will be approximately 450 hectares (1,100 acres) for the 2016/2017 production season. The remaining property includes housing, roads, timber, water retention, etc.

The Company also leases office space in London, England and White River, South Africa.

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

Quarter Ending	Quarterly High	Quarterly Low
9/30/2013 12/31/2013 3/31/2014 6/30/2014	$0.82 $0.60 $3.12 $1.08	$0.40 $0.12 $0.21 $0.28
9/30/2014	$0.60	$0.23
12/31/2014	$0.44	$0.26
3/31/2015	$0.32	$0.22
6/30/2015	$0.28	$0.21

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

As of June 30, 2015, there were approximately 212 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

TRANSFER AGENT

We have appointed Signature Stock Transfer, Inc., with offices at 2301 Ohio Drive, Suite 100, Plano, TX 75093, phone number 972-612-4120, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

DIVIDEND POLICY

We do not plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended June 30, 2014, the Company issued 24,737,868 shares, net of cancellations, of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

•	On January 15, 2014, the Company issued 2,036,000 shares of unregistered restricted common stock to satisfy a loan obligation of $500,000, which was owed to the Company’s Chief Executive Officer. The recipient of those shares was an accredited investor, and the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 540,000 of unregistered restricted common stock to a third party as consideration for extending an equity line of credit. The recipient of the shares was an accredited investor, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
15

•	During the quarter ended March 31, 2014, the Company issued 1,100,000 shares of restricted common stock in exchange for 15% interest in Dunn Roman Holdings-Africa (Pty) Ltd. and 10% interest in Green Gold Biotechnologies, (Pty) Ltd. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	1,316,833 shares of restricted common stock were sold to unaffiliated third parties in exchange for cash proceeds of $655,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	2,000,000 shares of restricted common were issued to former officers and directors of the Company’s subsidiary, Dunn Roman Holdings-Africa. These shares were issued as part of a settlement in connection with: 1) terminating their employment and resigning from the subsidiary board of directors; and 2) extending the lease and purchase option on the Company’s White River, South Africa, office space, which is owned by one of these officers, by an additional five years. At the time of issuance, the shares had a value of $740,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	7,997,035 shares of unregistered common stock were issued to unaffiliated third parties upon the conversion of $4,649,428 in notes payable, line of credit, convertible debentures and associated interest. The recipients of the shares were accredited investors, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	9,998,000 shares of restricted common stock were issued to officers of the Company, employees, and third party service providers, for services previously rendered. At the time of issuance, these shares had a value of $2,141,436 based on the closing bid price on the date of grant. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	250,000 shares of common stock previously issued for services were returned to treasury and cancelled.

During the year ended June 30, 2015, the Company issued 33,411,308 shares of unregistered, restricted common stock, which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

•	In April 2014, the Company agreed to issue an additional 70,000 shares to acquire the remaining 2% interest in Dunn Roman, bringing its total ownership in that entity to 100%. The shares were issued in 2015, and were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 1,298,400 restricted common shares for $286,700 cash. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 26,769,400 restricted common shares for services valued at $5,608,514. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $46,992. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 1,629,212 common shares on the exercise of 1,666,666 warrants with a strike price of $0.01. The issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act. These warrants were exercised in a “cashless” transaction, resulting in fewer shares being issued than warrants exercised. The warrants were originally issued as part of 5,000,000 warrants issued to the various license owners of Diego Pellicer, which, in aggregate, were valued at $5,749,985 at issuance and then subsequently deemed impaired in total.
•	The Company issued 3,500,000 common shares as settlement on the cancellation of a long-term consulting contract. The issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
16

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

SALES

During the year ended June 30, 2015, the Company recorded revenues of $92,878 compared to revenues of $265,735 for the year ended June 30, 2014. In the 2014 fiscal year, revenues principally included the sale of a license agreement of $197,000, plus sales from the Company’s on-location employee grocery store. In 2015, sales primarily consisted of sales from the shop store combined with sales of Phytofare® extract during the fourth quarter. The macadamia and avocado farm was subleased to a third party during 2014 and the rental income derived from that property is offset against rent expense. The Company anticipates that future revenues will consist principally of Phytofare®. Revenues were lower than anticipated due to a severe hail storm in Q4 of 2015 which damaged most of the crop prior to harvest, limiting the amount of Phytofare® that could be produced and sold in the first full quarter of operations.

OPERATING EXPENSES

Expenses were $8,942,465 and $5,009,813 for the years ended June 30, 2015 and June 30, 2014, respectively. The increase is primarily attributable to the issuance of 20,000,000 shares of the Company’s stock to the CEO as a one-time bonus, which resulted in a non-cash compensation expense of $4.6 million. Additional shares for services in 2015 totaled $1,008,500. Additionally, Professional Services increased from $153,556 in 2014 to $546,672 in 2015, attributable to increased legal costs. For the year ended June 30, 2015, Other General and Administrative (G&A) expenses decreased from $1,087,390 to $314,691. In 2014, G&A included 500,000 shares (valued at $800,000 on date of issuance), issued to two former employees who served as directors and officers of the South African subsidiaries. The shares were issued as settlement on outstanding claims against the Company. Depreciation expense increased from $188,525 to $414,019 resulting from the Company placing the factory in service on January 1, 2015, which triggered the recording of depreciation on that asset.

OTHER INCOME (EXPENSES)

Total Other Income and Expenses decreased from an expense of $11,303,034 in the year ended June 30, 2014 to a net of $1,222,777 in the year ended June 30, 2015. In the June 30, 2014 fiscal year, the Company recorded $5,749,985 in impairment expense associated with writing down the license purchased from Diego Pellicer, and $3,170,681 in change in value of the derivative liability with the issuance and subsequent conversion of convertible debt instruments. Neither of these items recurred in 2015. Interest expense was $793,236 in 2014 compared to $928,751 in 2015. The increase in interest related to an increase in long-term debt. The Company recorded $295,000 resulting from the fair value of 3,500,000 shares paid to cancel a long-term consulting contract in the year ended June 30, 2015. Other Finance Costs decrease from $1,069,412 in 2014 to $2,332 in 2015. Finance costs in 2014 consisted of 540,000 shares of common stock, valued at $1.98 per share, issued to secure an equity line of credit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had current assets of $418,159 compared to current liabilities of $15,147,347. Current liabilities include $14,526,216 of Long Term Debt which consists of $8,772,334 that becomes payable over the coming twelve months, and $5,753,879 in Long Term Debt that will not be due in the coming 12 months but for which the Company is not in compliance on debt covenants. While the debt has not been called and the lender has indicated that it does not intend to enforce the debt covenants, the Company has listed the long-term portion as a current liability since the lender could exercise the default provisions of the loan.

Total assets as of June 30, 2015 were $8,504,581 compared to total liabilities of $16,821,317. Assets consist primarily of fixed assets, net of depreciation, of $8,009,956 while liabilities consist primarily of notes payable of $14,526,213, net of discount of $375,687.

During the year ended June 30, 2015, the Company used cash in operations of $2,703,939, compared to $2,829,873 in the prior year. Cash used in investing activities was $856,853 and $491,960 for the years ended June 30, 2015, and 2014, respectively, which consisted entirely of the purchase of fixed assets. Cash from financing activities was $4,033,699 in the year ended June 30, 2015, which included proceeds of $286,700 from the sale of common stock and $5,300,000 from the issuance of notes payable, which was offset by payments on long-term debt of $1,533,001. In 2014, cash from financing activities was $2,445,987, which included proceeds of $655,000 from the sale of common stock, $2,348,192 from long term borrowing, $309,980 from the issuance of convertible debt, and $25,000 from a line of credit. This was offset by $625,317 in payments on loans from related parties, $244,416 paid to retire convertible debt, and $22,452 paid on long-term debt.

PLAN OF OPERATION

In 2012, the Company executed a 49-year notarial lease, giving it control over 3,237 hectares (approx. 8,000 acres) of plantation properties in South Africa. Over the preceding three years, Plandaí has been active in rejuvenating the tea estate, which involved removing overgrowth, paring and fertilizing the tea bushes, refurbishing housing for onsite management and farm workers, and repairing the roads and bridges. The Company also constructed a 100,000ft2 extraction facility on site, which was certified operational in December 2014 and began producing extract for sale in April 2015. The Company uses this proprietary extraction facility to manufacture its Phytofare® bio-available extracts, with an initial emphasis on green tea grown on the Senteeko estate. Commencing in fiscal 2016, the Company began finalizing extraction techniques to support producing the citrus complex extract during the dormant tea-harvesting period.

During 2015, Plandaí undertook several clinical investigations in preparation for releasing product to market. These studies were designed to establish both oral and topical bioavailability and met with favorable results. These studies confirmed that our Phytofare® catechin complex contains all 8 catechins compared to just 2 in generic tea extracts. It was also shown that Phytofare® has 10 times greater bioavailability than generics and has 4 times greater residency in the blood plasma, 24 hours compared to 6. From an anti-aging standpoint, studies showed that a topical application of Phytofare® produced substantial improvement in skin hydration, roughness and scaliness.

In April 2015, we shipped the first green-tea based Phytofare™ Catechin Complex to customers. Production was unfortunately halted in May 2015 after a severe hail storm destroyed most of the harvestable tea and the remaining growing season was too short to allow for a final June harvest. Production can commence 30 days after sufficient rainfall, which historically has meant that tea harvesting can resume in late September. Sales for the coming year are expected to be focused in Europe, Asia and Africa and customers will primarily consist of contract manufacturers, nutraceutical extract distributors, and finished product manufacturers.

The annual tea harvest generally encompasses approximately 240 days, commencing with the rainy season in late September and continuing through early June, weather permitting. Under normal harvest conditions, Plandaí has the capacity to process 10 tons of live tealeaf every day, yielding up to 36 tons of Phytofare® Catechin Complex each season. As discussed in Risk Factors, above, production is weather dependent and requires a combination of adequate rainfall and sufficient sunlight to maximize production. During the eight months of tea production, the Company expects to produce approximately 36 tons of finished product, which equates to potential sales of three tons per month of Phytofare®. When combined with Pheroid®, a nano-encapsulation technology licensed from North West University, Potchefstroom, South Africa, the yield doubles, creating the potential for 72 tons of salable product per year. Modifications are under way to increase the processing capacity to handle up to 20 tons of green leaf per day, which would further double output. Such modifications include adding additional equipment and preparing additional acreage for harvest. The Company anticipates that such increases will be implemented incrementally over the coming year as demand for product increases.

Plandaí is currently preparing to produce its Phytofare® Citrus Complex, which will be targeted to address soft tissue injuries, cold and flu symptom relief, and capillary integrity. We anticipate validating the product in the second half of 2016 and then developing the final product for market release.

Plandaí has entered into several distribution agreements covering nutraceutical sales in North America, India, Europe and parts of Africa, with additional markets opening in the coming months. The Company also sells directly to certain customers that fall outside the areas covered by our distribution agreements.

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD based on exchange rate at the time of the loan and $6.5 million at current exchange rates) financing with the Land and Agriculture Bank of South Africa. During the current year, the Company began repaying principal and interest at the rate of R2,300,000 per month (approximately $140,000) and has made a total of 12 payments thus far. The Company is negotiating with the Land Bank to defer future payments an additional twelve months to free-up cash flow for operations and expansion. As of June 30, 2015 and through the date of this report, the Company had not received a notice of default from the Land Bank. However, inasmuch as the loans are in default, the Company has classified the entire balance owed as a current liability for reporting purposes.

During the year ended June 30, 2015, the Company borrowed $5,300,000 from an unaffiliated third party at 6% annual interest. Principal and interest became due February 1, 2016; however, the Company restructured repayment terms of the notes to July 1, 2016.

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

  Ice cream
  Soda
  Shampoo & conditioner
  Lotion and skin care products for anti-aging
  Nail polish
  Nutraceuticals
  Weight loss supplements
  Food additive
  Soap

Worldwide, sales for antioxidants, primarily green tea, was $34 billion in 2010. Sports supplements have also surged in recent years. In 2010, total worldwide sales were $4.7 billion, of which the US market comprised 66%, and growing at a rate of 15% per year. The Phytofare® Citrus Complex targets multiple markets including sports medicine and nutrition, dietary supplements, and cold symptom relief. The nutriceutical market is even larger, with $176 billion being spent on food, beverages and supplements fortified with bioactive ingredients including proteins, vitamins and minerals. Of this amount, $48.8 billion is spent on dietary supplements alone. The United States comprises 32.8% of the worldwide market for nutriceuticals.

Initially, Plandaí will focus on developing markets within the following target industries:

•	Fortification of food and beverages
•	Wellness
•	Dietary supplements
•	Nutri-cosmetics
•	Cosmeceutics
•	Botanical drugs
•	Athletic supplements

As food and beverage additives, Phytofare® extracts can be added to virtually any consumable product or converted into tablet/capsule form to provide the health benefits in a highly bioavailable form. This creates a nearly limitless opportunity for food and beverage companies to incorporate Phytofare®-infused products into their product line. Likewise, supplement manufactures, who have long-touted antioxidant infused-products can now begin incorporating an extract that actually delivers on their claims.

In August 2013, Plandaí entered into an exclusive world license agreement with North-West University that provides for the manufacture, formulation and use of Phytofare® extracts entrapped in Pheroid® for animal and human use. The Pheroid® entrapment system provides a stable delivery tool for getting Phytofare® to the target tissues through topical creams, capsules, or an oral liquid. The Pheroid® technology entraps nano particles and protects them until absorbed by cells. The process of glycolysis then breaks down the protective coating, releasing the phytonutrients into the tissues. This technology opens up several additional products lines for Plandaí in the areas of skin care, hair care and beverages. The first Phytofare/Pheroid product, brand named Ph2 Catechins™, was introduced in early calendar 2016 and is expected to be available in stores under various brand names by the end of 2016.

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

Revenue recognition

The Company presently derives its revenue from the sale of botanical extracts and recognizes revenues when the product is shipped. As the Company’s product is a food additive, it cannot be returned and resold, thus the Company’s policy is that returns are allowed only if the product is deemed defective or non-conforming. As each batch of Phytofare® is tested by an independent laboratory to ensure purity and then vacuum-sealed before shipment, the Company regards the potential for returns to be minimal and does not record any reserve against such. Revenues resulting from intercompany transfers are eliminated in consolidation.

The Company also sells timber on its farm and tea estate holdings in South Africa. While such revenues are small, they are recognized when the product is received by the customer (FOB destination). In most instances, the customer harvests the timber itself and produce is picked up by customers on site. In 2014, the Company signed a nineteen-year sublease on one of its South African farms responsible for macadamia nut and avocado production. The lease requires monthly payments of $4,200 (R650,000 annually) to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. The Company has recorded revenue based on a straight line basis of the value of the lease over the entire term, which has been recorded as a receivable in the accompanying financial statements.

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

During the year ended June 30, 2014, the Company determined that a license agreement obtained from Diego Pellicer, Inc., an unrelated party, which had been valued at $5,749,985 based on the fair value of 5,000,000 warrants issued on January 28, 2014 to acquire the license, was 100% impaired since the Company was not currently producing any product that could have benefited from the license. Should the Company commence manufacturing or selling a product in the future that could utilize the license, the value and any impairment will be reassessed.

The Company accounts for intangible assets in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including intangibles, annually or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments, which may potentially require derivative accounting, are conversion features of debt and common stock equivalents in excess of available authorized common shares. As of June 30, 2015, the Company had no derivative instruments. As of June 30, 2014, the Company had convertible notes payable of $13,435, which resulted in a derivative liability of $24,330.

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Phyto Nutricare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology - Uruguay, SA	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa (Pty) Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnology (Pty) Ltd	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

During the year ended June 30, 2014, the Company acquired all minority interest in Dunn Roman Holdings-Africa plus an additional 12% ownership in Green Gold Biotechnologies, in exchange for 1,170,000 shares of restricted common stock. This acquisition brings the total ownership in Dun Roman to 100% and in Green Gold to 84%.

In July of 2014, the Company, through its wholly owned subsidiary Dunn Roman Holdings, acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold was a related party to the Company through our chief executive officer, Roger Duffield, who was the sole shareholder of Red Gold. There was no economic benefit to Mr. Baylis-Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa. The Company accounted for the acquisition of Red Gold as a reorganization of entities under common control. In reorganizations of entities under common control, the balances of the acquired entity are carried over at historical costs with no goodwill or excess consideration recorded. Pursuant to ASC 805, the financial activity of the acquiree (Red Gold) in a reorganization of entities under common control is presented as if the acquiree was consolidated at the beginning of the period. Subsequent to acquisition, Dunn Roman re-purposed Red Gold to develop applications for the technology in the animal feed supplement industry.

ASC 810 Consolidation, establishes standards for accounting for non-controlling interest, sometimes called a minority interest, which is that portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires that the minority portion of equity and net income/loss from operations of consolidated entities be reflected in the financial statements. The Company previously adopted ASC 810 and has reflected the impact in the accompanying consolidated financial statements.

All intercompany balances have been eliminated in consolidation.

Foreign Currency Transaction Gains and Losses

ASC 830 Foreign Currency Matters, sets forth the appropriate accounting treatment under U.S. GAAP for companies that consolidate the results of foreign operations denominated in local currencies. ASC 830 requires that all assets and liabilities be translated at the current spot rate at the date of translation. Equity items, other than retained earnings, are translated at the spot rates in effect on each related transaction date. Retained earnings are translated at the weighted-average rate for the relevant year and income statement items are translated at the average rate for the period, except where specific identification is practicable. The resulting adjustment is not recognized in current earnings, but rather as a component of other comprehensive income. The Company adopted ASC 830 in the year ended June 30, 2012 and has chosen US dollars as the local currency. The effects of adopting ASC 830 have been reflected in the accompanying consolidated financial statements.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and that of South Africa. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is only subject to U.S. federal, state and local income tax examinations by tax authorities for the years ended June 30, 2011 forward.

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

The Company has incurred a net loss for the years ended June 30, 2015 and 2014.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Management has evaluated operating practices during the years ended 2015 and 2014, and have made modifications to our present-day operations, accordingly. We intend to expand our business through sales of Phytofare® branded products which were released to market in early 2015. We will also seek to obtain government grants to fund research and development and are exploring the potential to sell limited licenses to the Phytofare® product.  We expect to raise capital in excess of what is generated from operations either through debt or equity transactions, or through the sale of licenses.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 22, 2014, the Registrant’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2013 and 2012 through January 22, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Registrant, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on our financial statements; or (ii) any matter that was either the subject of a disagreement with our prior auditor or a reportable event with respect to such auditor. Terry L. Johnson, CPA, subsequently performed a re-audit of the Company’s financial statements for the years ended June 30, 2012 and 2013 and issued his opinion respective to those audits, which was included in Form 10-K/A filed with the Commission on April 29, 2014. There were no material adjustments or changes to the financial statements resulting from such re-audits.

On April 22, 2015, Plandaí accepted the resignation of Terry L. Johnson, CPA (“Johnson”) from his engagement to be the independent certifying accountant for the Company. Other than an explanatory paragraph included in Johnson’s audit report for our fiscal years ended June 30, 2014 and 2013 relating to the uncertainty of our ability to continue as a going concern, the audit reports of Johnson on our financial statements for the last fiscal year ended June 30, 2014 and 2013, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 2014 and 2013 fiscal year and through the date of his resignation, there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 22, 2015, the Company’s Board of Directors approved the engagement of Danielle M. Adams, CPA of Adams Advisory, LLC (“Adams”), as Plandaí’ independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2014 and 2013 through April 22, 2015 neither the Company nor anyone acting on its behalf consulted with Adams regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Adams on our financial statements; or (ii) any matter that was either the subject of a disagreement with Johnson or a reportable event with respect to Johnson.

From August 2, 2012 until September 2015, Plandaí engaged the services of Steven Corso & Associates to assist with financial statement preparation and related services. In connection therewith, Mr. Corso and/or his associates reviewed financial statements drafted by the Company. These services including reviewing our financial filings, including Form 10-K and 10-Q, assisting with certain income tax disclosures, assisting with derivative liability calculations, and interfacing with our independent auditors during the course of our annual audits and quarterly reviews.

In September 2015, Plandaí received notice from the Commission that Mr. Corso’s license to practice before the Commission had been revoked, amongst other things, and severed its relationship. As part of its internal review process, the Company examined the involvement of Mr. Corso with respect to the Company’s filings and financial statement preparation and determined that Mr. Corso did not have any role in bookkeeping, compiling the financial statements, or drafting our financial filings. He did not have access to the Company’s accounting files and was not an authorized signatory on any Company accounts. Rather, the role of Corso & Associates was limited to reviewing Company prepared documents to ensure US GAAP compliance and interfacing with the CPA firm of record prior to his dismissal in connection with the audit process.

The notice from the Commission also advised the Company that its prior auditor, Terry L. Johnson, CPA, had been suspended from the PCAOB and had his license to practice before the Commission revoked. In light of this information and during the course of the Company’s re-audit of the financial statements previously audited by Mr. Johnson, the Company determined that the financial statements for the year ended June 30, 2014 audited by Mr. Johnson and previously filed with the Commission on Form 10-K, could not be relied upon. The Company filed a notification on non-reliance of previously issued financial statements on Form 8-K on April 27, 2016.

On September 21, 2015, Plandaí accepted the resignation of Danielle M. Adams, CPA (“Adams”) from her engagement to be the independent certifying accountant for the Company. Adams did not issue any audit reports on our financial statements for the last fiscal year ended June 30, 2014 and 2013, and did not issue an adverse opinion or a disclaimer of opinion. During period of her appointment through the date of her resignation, there were no disagreements with Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Adams, would have caused Johnson to make reference to the subject matter of the disagreements in connection with her report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 24, 2015, we retained Cutler & Co., LLC, as our new independent principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years to date, and subsequent interim period through the date of engagement, the Company had not retained or inquired of Cutler & Co., LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements. Further, the Company received no written report or oral advice from Cutler & Co., LLC that the Company considered in reaching a decision to retain them, nor had the Company communicated with or had any disagreements or reportable events that concern Cutler & Co., LLC or the Company’s interactions with its former independent auditor for the previous two most recent fiscal years to date and subsequent interim period through the date of engagement.

On October 1, 2015, Cutler & Co., LLC merged its SEC auditing practice with Pritchett, Siler & Hardy PC. As a result of the transaction, Cutler & Co. voluntarily deregistered with the PCAOB and resigned as the Company’s independent registered public accounting firm effective November 12, 2015.

During the period from its appointment on September 24, 2015 through its resignation November 12, 2015, there were no disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure and procedure which, if not resolved to the satisfaction of Cutler & Co, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; and there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

On April 26, 2016, the Company retained Pritchett, Siler and Hardy PC of Salt Lake City, Utah as our new independent principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years to date, and subsequent interim period through the date of engagement, the Company has not retained or inquired of Pritchett, Siler and Hardy PC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements. Further, the Company received no written report or oral advice from Pritchett, Siler and Hardy PC that the Company considered in reaching a decision to retain them, nor has the Company communicated with or had any disagreements or reportable events that concern Pritchett, Siler and Hardy PC or the Company’s interactions with its former independent auditor for the previous two most recent fiscal years to date and subsequent interim period through the date of engagement.

Subsequent to June 30, 2015, the Company implemented new controls and procedures designed to help ensure the retention of qualified, PCAOB auditors that are capable of completing the necessary reviews and audits in a timely manner.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K, has concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 were not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, apart from ensuring that the Company retains qualified independent contractors. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2015, management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures were not effective as of June 30, 2015, as evidenced by our late filing of this Form 10-K and subsequent interim reports. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to June 30, 2015, the Company implemented new controls and procedures designed to help ensure the retention of qualified, PCAOB auditors that are capable of completing the necessary reviews and audits in a timely manner.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of June 30, 2015 certain information regarding our current directors and executive officers:

Name	Age	Position
Roger Baylis-Duffield	72	Chairman, President, Chief Executive and Chief Financial Officer
Callum Cottrell-Duffield(1)	31	Vice President-Sales, Director
Daron Baylis Duffield	64	Director
Brian Johnson	59	Director
Jamen Shively(1)	46	Director
Jessica Snyder-Gutierrez(1)	40	Executive Vice President, Secretary

(1)	Mr. Shively resigned from the Board of Directors on February 29, 2016 and Ms. Snyder-Gutierrez was terminated as an officer effective February 29, 2016. Mr. Cottrell-Duffield was appointed Secretary as of February 29, 2016.

Roger Baylis-Duffield – Chairman, President, Chief Executive and Chief Financial Officer

Mr. Baylis-Duffield is Chairman and Chief Executive Officer of Plandaí Biotechnology Inc. which he co-founded 2001 as a private Irish research company, Global Energy Solutions Corporation Limited, which merged into Plandaí in 2011. Mr. Baylis-Duffield has spent the last two decades developing the scientific platform of the Plandaí science through research and development programs in various parts of the world. In 2014 the Plandaí proprietary hydrodynamic processing system was commercialized at the Senteeko tea estate, South Africa. He has been involved with the science through many research and development programs with academic institutions, including three South African universities namely, North West University Department of Pharmacology, University of Cape Town and the University of Pretoria. Prior published research was conducted in the USA with the University of Washington and the USDA, Albany California.

Callum Cottrell-Duffield – Director, Vice President

Mr. Callum Cottrell-Duffield is a graduate in International Business with French (BA Hons) from the University of the West of England. From 2007-2010, he was employed by Johnson and Johnson UK as a marketing & sales manager of a proprietary surgical device. Since 2010 he has been exclusively employed by the Company as the Director of Marketing and Sales. Mr. Cottrell-Duffield has been involved with the research and development of the Plandaí’s proprietary emulsions since 2004 and has worked extensively with the USA scientific team.

Daron Baylis-Duffield – Director

Daron Baylis-Duffield has a PhD in Clinical Psychology and is a consultant psychiatrist with an international practice. She is the co-founder of Global Energy Solutions. Ms Baylis-Duffield was born in Malawi and has lived a great deal of her life in East and Southern Africa. She has an in-depth knowledge of the malnutrition crisis, alongside the accompanying physical and psychological dilemmas facing the people of Africa. During the 1990s she worked with the Red Cross in the HIV/Aids programs in South Africa.

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

Jamen Shively – Director

Jamen Shively has a background in engineering and marketing, with specialties in artificial intelligence, the modeling and optimization of complex networks, and the creation and positioning of new categories of products and services. Jamen founded Diego Pellicer Inc. in 2012, and built the brand from zero to the #1 most recognized brand of cannabis in the world in less than one year. Prior to founding Diego Pellicer, Jamen worked for Microsoft from 2003 - 2009 as Corporate Strategy Manager, where he focused on the creation and development of new categories of software products and online services. Preceding his Microsoft career, he headed Shively International Inc., which built and operated both cybercafés and educational computer centers in Mexico. Before founding Shively International, he worked for Cemex in Mexico and was the designer of the Tactical System for Cemex, which, using an artificial intelligence technology which Jamen developed, determines the optimal production and distribution plan for all of Cemex cement products worldwide. Just prior to founding Diego Pellicer Inc., Jamen founded and headed the online marketplace for the specialty food industry, Findood, winning first place in the Northwest Entrepreneur Network’s First Look Forum Competition for the top new startup in 2010. Jamen completed his undergraduate work at U.C. Berkeley in Civil Engineering, and did graduate work at M.I.T. and U.C. Berkeley in Civil Engineering and Materials Science. He is a Fellow of the National Science Foundation.

Jessica Snyder-Gutierrez – Executive Vice President, Secretary

Beginning in May 2010 through January 2012, Ms. Snyder-Gutierrez served as President and Chief Executive Officer of Hall of Fame Beverage, Inc. From 2011 to 2015, Ms. Snyder-Gutierrez served as a Quality Analyst and Compliance Officer for J.P. Morgan Chase. In this capacity Ms. Snyder-Gutierrez monitored operations performance by conducting quality reviews through compliance and audits, including reviews on operational procedures and customer service reviews; identifying strengths and deficiencies, ensuring accuracy of regulatory compliance, loan documentation, and accurate data input; facilitated employee review sessions and coordinated and participated in process improvement projects, either directly or in support to department managers; was responsible for knowing and following state and government regulations and guidelines; worked with underwriting teams and the U.S. Department of Justice team to insure files meet all criteria for accuracy and integrity through compliance reviews to determine fate of files; and, maintained current knowledge of Anti Money Laundering, state banking guidelines and Dodd-Frank rules and regulations.

DIRECTOR COMPENSATION

The Company does not presently have any compensation agreements with its directors.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions at the satisfaction of the Board of Directors.

FAMILY RELATIONSHIPS

Roger Baylis-Duffield and Daron Baylis-Duffield are married. Callum Cottrell-Duffield is the son of Roger and Daron Baylis-Duffield.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers has, during the past five years:

1.    been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that none of its members has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that it is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended June 30, 2015 and June 30, 2014, for services rendered in all capacities to the Company:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Baylis-Duffield, CEO, CFO and Director	2015	180,000	-0-	5,125,000	-0-	-0-	-0-	-0-	5,305,000
	2014	117,500	-0-	500,000	-0-	-0-	-0-	-0-	617,000
Callum Cottrell-Duffield, Director, Vice President	2015	120,000	-0-	262,500	-0-	-0-	-0-	-0-	382,500
	2014	95,000	-0-	250,000	-0-	-0-	-0-	-0-	345,000
Daron Baylis-Duffield, Director(1)	2015	45,000	-0-	-0-	-0-	-0-	-0-	-0-	45,000
	2014	10,000	-0-	60,000	-0-	-0-	-0-	-0-	70,000
Brian Johnson Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	60,000	-0-	-0-	-0-	-0-	60,000
Jamen Shively Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	9,000	-0-	-0-	-0-	-0-	-0-	-0-	9,000
Jessica Snyder-Gutierrez, Secretary, Exec Vice President	2015	6,500	-0-	-0-	-0-	-0-	-0-	-0-	6,500
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Daron Baylis-Duffield serves as the human resources manager for the Dunn Roman as, in such capacity receives compensation apart from her service as a Director.

EMPLOYMENT AGREEMENTS

We do not have a long-term incentive plan or arrangement of compensation with any individual in the group of officers and directors except as listed below:

In March 2013, the Company executed a five-year employment contract with Roger Baylis-Duffield, who serves as Chief Executive Officer and Chief Financial Officer. The contract stipulates that Roger Baylis-Duffield is to be paid an annual salary of $180,000 once certain conditions were met, which happened in January 2014. The contract also calls for an annual payment of 2,000,000 common shares of Plandaí stock at the completion of each year of the contract.

In March 2013, the Company executed a five-year employment contract with Callum Cottrell-Duffield, who serves as Vice President of Sales and Marketing and also as President of the Company’s nutriceutical division. The contract stipulates that Mr. Cottrell-Duffield is to be paid an annual salary of $120,000. The contract also calls for an annual payment of 1,000,000 common shares of Plandaí stock at the completion of each year of the contract.

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

Name and Address (1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Roger Baylis-Duffield Chairman, Chief Executive and Chief Financial Officer	82,359,835(4)	Common	50.0%
Callum Cottrell-Duffied, VP-Sales, Director	2,267,000	Common	1.3%
Daron Baylis-Duffield Director	82,359,835(5)	Common	50.0%
Brian Johnson Director	5,740,000(6)	Common	3.5%
Jamen Shively Director	-	-	*
Jessica Snyder-Gutierrez Exec VP and Secretary	-	-	*
All Officers and Directors as a group (6 in number)	90,366,835	Common	54.8%

(1) Unless otherwise stated, the address of all persons is 17 Hanover Square, London, England.

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

(3) The above percentages are based on 164,419,936 shares of common stock outstanding as of June 30, 2015.

(4) Includes 77,319,935 shares held by a trust of which Roger Baylis-Duffield and Daron Baylis-Duffield are equal beneficiaries, and 690,000 shares beneficially owned by Daron Baylis-Duffield.

(5) Includes 77,319,935 shares held by a trust of which Roger Baylis-Duffield and Daron Baylis-Duffield are equal beneficiaries, and 4,349,900 shares beneficially owned by Roger Baylis-Duffield.

(6) Includes 3,000,000 shares held by the son of Mr. Johnson and 1,500,000 shares held in a trust of which Mr. Johnson is a beneficiary.

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

As of June 30, 2014 and 2015, the Company has accounts payable to related parties totaling $2,949 and $16,176 which consists primarily of amounts owed to officers and directors of the company relating to expenses paid on behalf of the Company.

As of June 30, 2013, the Company had outstanding loans from the Company’s Chief Executive Officer in the amount of $501,518. These loans were provided in prior years for short-term working capital purposes and bore interest at a rate of 4%. On February 5, 2014, the loans and all associated accrued interest were converted into 2,036,000 shares of the Company’s restricted common stock.

As of June 30, 2014, the Company’s subsidiary, Green Gold Biotechnologies, was owed a total of $425,527 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Baylis-Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Green Gold were recorded as a receivable from Red Gold. On July 1, 2014, Red Gold was merged with Dunn Roman Holdings-Africa, Plandaí’s wholly-owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Green Gold.

The Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS Technologies, Inc. to construct the tea and citrus extraction facility. Due to several delays, CRS agreed to pay a penalty of $2,000,000, which was offset against fixed assets received. In the years ended June 30, 2015 and 2014, the Company received $764,386 and $384,741, respectively, from CRS as partial payment under the settlement agreement. CRS was, at the time of the settlement, owned by Roger Baylis-Duffield, Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by the Company’s auditors for professional services rendered during 2015 and 2014:

	2015	2014
Audit and Audit Related Fees	$46,720	$39,000
All Other Fess	—	—
Tax Fees	—	—
Total	$46,720	$39,000

AUDIT FEES. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements included in our annual report, reviews of our interim consolidated financial statements included in quarterly reports, other services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that were provided by Terry L. Johnson, CPA and Adams Advisory, LLC, and in connection with statutory and regulatory filings or engagements.

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

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Plandaí Biotechnology, Inc.

London, England

We have audited the accompanying consolidated balance sheets of Plandaí Biotechnology, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for the years ended June 30, 2015 and 2014, and the related notes to the consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered a loss from operations during the years ended June 30, 2015 and 2014, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy P.C.
Pritchett, Siler & Hardy P.C.

Farmington, Utah

June 30, 2016

PLANDAÍ BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS		(Restated – Note 18)
Current Assets:
Cash	$33,619	$156,328
Inventory	2,286	2,515
Prepaid Expenses and Other Current Assets	365,132	95,833
Accounts Receivable	17,122	8,107
Related Party Receivable	—	425,527
Total Current Assets	418,159	688,310

Deposits	75,246	83,187
Other Assets	1,220	45,152
Fixed Assets – Net	8,009,956	8,391,033
Total Assets	$8,504,581	$9,207,682

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$316,346	$141,756
Accounts Payable to Related Parties	16,176	2,948
Accrued Interest	288,612	39,505
Short-term Portion of Notes Payable, net of discount	14,526,213	3,033,000
Convertible Notes Payable	—	13,435
Derivative Liability	—	24,330
Total Current Liabilities	15,147,347	3,254,974

Deferred Lease Obligation	1,513,976	1,331,091
Other Non-Current Liabilities	159,994	—
Notes Payable, Net of Discount	—	8,725,071
Total Liabilities	16,821,317	13,311,136

Stockholders' Deficit
Common Stock, Par Value $0.0001, 500,000,000 shares authorized of which 164,419,936 and 131,008,628 shares are issued and outstanding	16,442	13,101
Common Stock Payable	45,000	60,000
Additional Paid-In Capital	30,124,629	23,875,764
Accumulated Deficit	(36,309,281)	(26,726,824)
Cumulative Foreign Currency Translation Adjustment	(375,880)	2,264
Total Stockholders’ Deficit	(6,499,090)	(2,775,695)
Non-controlling Interest	(1,817,646)	(1,327,759)
Stockholders’ Deficit Allocated to Plandaí Biotechnology	(8,316,736)	(4,103,454)
Total Liabilities and Stockholders' Deficit	$8,504,581	$9,207,682

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2015	2014
		(Restated – Note 18)
Revenues	$92,898	$265,735

Expenses:
Production Costs	785,429	894,798
Salaries and Wages	5,698,119	1,066,046
Rent	488,232	533,707
Utilities	76,375	56,391
Insurance	59,935	36,624
Consulting	558,593	992,776
Professional Services	546,672	153,556
Depreciation	414,419	188,525
Other General and Administrative	314,691	1,087,390
Total Expenses	8,942,465	5,009,813

Operating Income (Loss)	(8,849,567)	(4,744,078)

Other Income/(Expense):
Other Income	3,306	79,053
Settlement Costs	(295,000)	(363,528)
Other Finance Costs	(2,332)	(1,069,412)
Interest Expense	(928,751)	(793,236)
Loss on Impairment of License	—	(5,749,985)
Change in Value of Derivative Liability	—	(3,170,681)
Derivative Interest	—	(235,245)
Total Other Income/(Expense):	(1,222,777)	(11,303,034)

Net Income (Loss)	(10,072,344)	(16,047,112)

Income (Loss) Allocated to Non-Controlling Interest	489,887	440,132

Net Loss, Adjusted	$(9,582,457)	$(15,606,980)

Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(378,144)	(261,918)
Comprehensive Income (Loss)	$(9,960,601)	$(15,868,898)

Basic and diluted loss per share	$(0.07)	$(0.14)

Weighted Avg. Shares Outstanding – basic and diluted	147,714,282	114,715,116

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Non-controlling Interest	Cumulative Currency Translation Adjustment	Total Equity
Balance as of June 30, 2013 (Restated – Note 18)	106,270,760	$10,627	$7,833,977	$341,600	$(11,119,844)	$(887,627)	$264,182	$(3,557,085)
Shares Issued for Cash	1,316,833	132	654,868	—	—	—	—	655,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(261,918)	(261,918)
Shares Issued for Services	9,998,000	1,000	2,140,436	(281,600)	—	—	—	1,859,836
Shares Issued for Financing Costs	540,000	54	1,069,358	—	—	—	—	1,069,412
Shares Issued to Acquire Minority Interest	1,100,000	110	538,890	—	—	—	—	539,000
Shares Issued on Cancellation of Agreements	2,000,000	200	739,800	—	—	—	—	740,000
Cancelled Shares	(250,000)	(25)	25	—	—	—	—	—
Shares Issued to Retire Debt	7,997,035	800	4,648,628	—	—	—	—	4,649,428
Shares Issued to Retire Related Party Debt	2,036,000	203	499,797	—	—	—	—	500,000
Warrants Issued to Acquire License	—	—	5,749,985	—	—	—	—	5,749,985
Net Loss for Year Ended June 30, 2014 (Restated – Note 18)	—	—	—	—	(15,606,980)	(440,132)	—	(16,047,112)
Balance as of June 30, 2014	131,008,628	13,101	23,875,764	60,000	(26,726,824)	(1,327,759)	2,264	(4,103,454)
Shares Issued for Cash	1,298,400	130	286,570	—	—	—	—	286,700
Shares Issued for Services	26,769,400	2,677	5,620,837	(15,000)	—	—	—	5,608,514
Shares Issued to Retire Debt	144,296	14	46,978	—	—	—	—	46,992
Shares Issued on Conversion of Warrants	1,629,212	163	(163)	—	—	—	—	—
Shares issued to Acquire Minority Interest	70,000	7	(7)	—	—	—	—	—
Shares Issued for Settlement	3,500,000	350	294,650	—	—	—	—	295,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(378,144)	(378,144)
Net Loss for Year Ended June 30, 2015	—	—	—	—	(9,582,457)	(489,887)	—	(10,072,344)
Balance as of June 30, 2015	164,419,936	$16,442	$30,124,629	$45,000	$(36,309,281)	$(1,817,646)	$(375,880)	$(8,316,736)

The accompanying notes are an integral part of these consolidated financial statements

PLANDAI BIOTECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated – See Note 18)
Net Loss	$(10,072,344)	$(16,047,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	414,419	188,525
Amortization of Land Bank Loan Debt Discount	64,404	290,202
Stock Issued or Payable for Services	5,608,999	1,859,836
Stock Issued for Financing Costs	—	1,069,412
Shares Issued on Cancellation of Agreements	295,000	740,000
Derivative Interest on Issuance of Convertible Debt	—	235,244
Loss on Change in Derivative Liability	9,269	3,170,681
Gain on Settlement of Convertible Debt		(78,597)
Loss on Impairment of License	—	5,749,985
Changes in Assets and Liabilities:
(Increase) Decrease in Deposits	(3,222)	64,042
(Increase) Decrease in Prepaid and Other Current Assets	(294,889)	202,126
Decrease (Increase) in Related Party Receivables	393,893	(434,905)
(Increase) Decrease in Accounts Receivable	(11,619)	19,333
(Increase) Decrease in Inventory	(109)	3,660
Decrease (Increase) in Other Assets	41,733	(47,515)
Increase (Decrease) in Accounts Payable and Accrued Expenses	204,718	(315,090)
Increase in Deferred Lease Obligation	382,017	403,881
Increase (Decrease) in Related Party Payables	14,685	(4,937)
Increase in Accrued Interest	249,107	101,356
Net Cash (Used in) Operating Activities	(2,703,939)	(2,829,873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(856,853)	(491,760)
Net Cash (Used in) Investing Activities	(856,853)	(491,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-term Debt	5,300,000	2,348,192
Principal Payments on Related Party Debt	—	(625,317)
Proceeds from Issuance of Convertible Debt	—	309,980
Proceeds from Line of Credit	—	25,000
Principal Payments on Long-term Debt	(1,553,001)	(22,452)
Principal Payments on Convertible Debt	—	(244,416)
Proceeds from the Issuance of Common Stock	286,700	655,000
Net Cash Provided by Financing Activities	4,033,699	2,445,987
Effect of Exchange Rates on Cash Flows	(595,616)	517,516
Net (Decrease) in Cash and Cash Equivalents	(122,709)	(358,130)
Cash and Cash Equivalents at Beginning of Period	156,328	514,458
Cash and Cash Equivalents at End of Period	$33,619	$156,328

NON-CASH ACTIVITIES:
Shares Issued to Retire Debt	$46,992	$4,649,428
Shares Issued to Acquire Minority Interest	$—	$539,000
Shares Issued to Retire Debt to Related Party	$—	$500,000
Fixed Assets Purchased with Debt	$—	$670,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$21,982	$78,668
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAI BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Certain information relating to the year-end and during the year ended June 30, 2014 has been restated)

NOTE 1 - NATURE OF OPERATIONS

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

Plandaí and its subsidiaries focus on the development and production of proprietary botanical extracts for the nutraceutical and pharmaceutical industries. The Company grows much of the live plant material used in its products on a 3,237 hectare (approx. 8,000 acre) estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product brought to market was Phytofare® Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. Additional extracts utilizing citrus, artemisia, and cannabis are in various stages of development and testing. The Company’s principle holdings consist of land, farms and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

Organization

On November 17, 2011, the Company, through its wholly-owned subsidiary, Plandaí Biotechnologies, Inc., consummated a share exchange with Global Energy Solutions, Inc. (“GES”), an Irish corporation. Under the terms of the share exchange, GES received 76,000,000 shares of the Company’s common stock that had been previously issued to Plandaí Biotechnologies in exchange for 100% of the issued and outstanding capital of GES. Concurrent with the share exchange, the Company sold its subsidiary, Diamond Ranch, Ltd., together with its wholly-owned subsidiary, Executive Seafood, Inc., to a former officer and director of the Company. Under the terms of the sale, the purchasers assumed all associated debt as consideration. The Company subsequently changed its name to Plandaí Biotechnology, Inc. and dissolved GES.

For accounting purposes, the share exchange was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Plandaí Biotechnology, Inc. exclusive of Diamond Ranch Foods since the acquisition and sale were executed simultaneously. For equity purposes, the shares issued to acquire GES (76,000,000 shares) are shown to be issued and outstanding since inception, with the previous balance outstanding (25,415,300 shares Common) treated as a new issuance as of the date of the share exchange. The additional paid-in capital and retained deficit shown are those of Plandaí and its subsidiary operations.

In management’s opinion, all adjustments necessary for a fair statement of the results for the presented periods have been made.  All adjustments made were of a normal recurring nature.

Fiscal Year End

The Company has adopted a June 30 fiscal year end.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the fiscal years ended June 30, 2015 and June 30, 2014. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

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

Business Combinations and Acquisitions

The disclosure requirements for business combination and acquisitions are intended to enable users of financial statements to evaluate the nature and financial effects of:

•	A business combination that occurs either during the current reporting period or after the reporting period, but before the financial statements are issued
•	Adjustments recognized in the current reporting period that relate to business combinations that occurred in current and previous reporting periods
•	The nature of the relationship between the parent and a subsidiary or investee when the parent does not have 100 percent ownership or control

The Company discloses each material business combination in the period in which the business combination occurs. The Company also discloses information about acquisitions made after the balance sheet date, but before the financial statements are issued. Gains or losses arising from the deconsolidation of a business when the company loses control of that business are also disclosed. Acquisition costs incurred such as legal, advisory and consulting fees are expensed as incurred. In accordance with ASC 805-10-25-1, ASC 805-10-05-4 and IFRS 3.4, 5, the Company employs the Acquisition Method of accounting for routine acquisitions and combinations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue recognition

The Company presently derives its revenue from the sale of Phytofare® botanical extracts which commenced in late fiscal 2015. Revenues are recognized based on the terms of the purchase order either on delivery or at time of shipment. The Company also periodically harvests and sells timber and other agricultural products produced on its farm and tea estate holdings in South Africa. Revenue on these sales is recognized when the product is delivered to the customer. Finally, the Company operates a store on the South Africa plantation that provides grocery items and other consumables. Revenues from the store are recognized at the time of sale.

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

The Company uses the following guideline for depreciating assets by asset class:

Buildings 30 years

Factory & Equipment 30-20 years

Furniture & Fixtures 5-7 years

Computers & Software 3 years

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

Foreign Currency Transaction Gains and Losses

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand; however, the Company has adopted the US dollar as the functional currency for accounting and reporting purposes. Accordingly, the financial statements are first prepared in Rand and then converted to US Dollars for reporting purposes. We use the average conversion rate for the period for income statement purposes and the closing exchange rate as of the balance sheet date for the balance sheet. Cumulative differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet and recorded as a component of comprehensive loss on the income statement.

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

The Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and that of South Africa. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is only subject to U.S. federal, state and local income tax examinations by tax authorities for the years ended June 30, 2011 forward.

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

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-

exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

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

The following table sets forth, by level, the fair value of the Company’s financial instruments as of June 30, 2015 and 2014:

2014:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$13,435	$—	$—	$13,435

Total	$13,435	$—	$—	$13,435

2015:

	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	$—	$—	$—	$—

Total	$—	$—	$—	$—

Advertising

Advertising costs are expensed as incurred.

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology - Uruguay, SA	100% owned by Plandaí Biotechnology, Inc.
Phyto Nutricare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnologies (Pty) Ltd.	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

All intercompany balances have been eliminated in consolidation.

During the year ended June 30, 2014, the Company acquired all minority interest in Dunn Roman Holdings-Africa plus an additional 12% ownership in Green Gold Biotechnologies, in exchange for 1,170,000 shares of restricted common stock. This acquisition brought the total ownership in Dun Roman to 100% and in Green Gold to 84%.

Straight lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, operating leases with escalating terms or several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with ASC 840-20 Operating Leases, the Company has calculated the straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of June 30, 2015 and 2014, the amount of this deferred liability was $1,513,976 and $1,331,091, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa, comprising approximately 450 hectares (1,110 acres), to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 19 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a lease receivable in Other Current Assets. As of June 30, 2015, the amount of this receivable was approximately $91,955.

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

In November 2014, the FASB issued Accounting Standards Update “ASU” 2014-16 on “Derivatives and Hedging”. An entity that issues or invests in a hybrid financial instrument is required to separate an embedded derivative feature from the host contract (for example, an underlying share) and account for the feature as a derivative according to Subtopic 815-10 on derivatives and hedging if certain criteria are met. One such criterion for separation is that the economic characteristics and risks of the embedded derivative feature are not clearly and closely related to the economic characteristics and risks of the host contract. the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this Update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money), (2) the circumstances under which the hybrid financial instrument was issued or acquired (for example, issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized), and (3) the potential outcomes of the hybrid financial instrument (for example, the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition, effective for annual periods ending after December 31, 2016.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2015, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

NOTE 4 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its operational South African subsidiaries at June 30, 2015 and 2014:

2015:

	South Africa	United States	Total
Assets	$8,406,447	$98,404	$8,504,851
Liabilities	$10,402,092	$6,419,225	$16,821,317
Revenues	$92,898	$—	$92,898
Operating Expenses	$1,608,267	$6,548,769	$8,157,036

2014:

	South Africa	United States	Total
Assets	$9,163,505	$44,177	$9,207,682
Liabilities	$12,464,396	$846,740	$13,311,136
Revenues	$68,828	$196,907	$265,735
Operating Expenses	$1,371,570	$2,743,445	$4,115,015

NOTE 5 – ACQUISITION OF RED GOLD BIOTECHNOLOGIES, A RELATED PARTY ENITITY

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings, acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold was a related party to the Company through our chief executive officer, Roger Duffield, who was the sole shareholder of Red Gold. As of June 30, 2014, the Company had advanced $425,527 to Red Gold. This loan which was recorded as a Related Party Receivable as of June 30, 2014 and was eliminated in consolidation in the interim quarterly consolidated balance sheets. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa.

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

NOTE 6 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2015 and June 30, 2014 consisted of the following:

	June 30, 2015	June 30, 2014
Plant and Equipment	$7,487,506	$—
Machinery and Equipment	211,283	190,989
Leasehold Improvements	752,530	710,589
Furniture and Fixtures	81,626	88,865
Automobiles	90,684	104,450
Computers and Equipment	23,206	18,818
Less: Accumulated Depreciation	(636,879)	(285,852)
Total Depreciable Fixed Assets	8,009,956	827,859
Construction in Progress	—	7,563,174	(1)

Fixed Assets, net	$8,009,956	$8,391,033

(1)	The Senteeko facility was placed in service January 1, 2015.

Depreciation expense for the years ended June 30, 2015 and 2014 was $414,018 and $188,525, respectively. The Company did not commence depreciating the leasehold improvements and other fixed assets until placed in service. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 8).

The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The Company recorded capitalized interest as part of the asset to which it relates and amortized capitalized interest over the asset’s estimated useful life. Interest cost capitalized was $309,796 and $655,975 in 2015 and 2014, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
June 30, 2013	$103,500	$(81,691)	$—	$21,809
Issued in the year	359,614	(339,515)	—	20,099
Converted into shares of common stock	(230,417)	100,852	(36,631)	(166,196)
Payments of principal and interest	(216,980)	94,390	(5,944)	(128,534)
Amortization of debt discount	—	223,682	—	223,682
Interest accrued	—	—	42,575	42,575
June 30, 2014	15,717	(2,282)	—	13,435
Issued in the year	—	—	—	—
Converted into shares of common stock	(15,717)	2,282	—	(13,435)
Amortization of debt discount	—	—	—	—
Interest accrued	—	—	—	—
June 30, 2015	—	—	—	—

The Company evaluated the terms of the conversion features of its convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined they are indexed to the Company's common stock and the conversion features meet the definition of a liability, and therefore bifurcated the conversion features and accounted for them as a separate derivative liability.

In May 2013, the Company issued an 8% interest rate convertible debenture in the amount of $103,500 which became due and payable in February 2014. The note was convertible into common stock of the Company at a discount of 42% of the market price of the Company’s common stock nine months after issuance (February 2014). The Company repaid the note in full on November 11, 2013 and paid penalty interest of $41,500. The Company recorded a gain on settlement of debt of $14,540, which was included in other income.

On August 20, 2013, the Company executed a convertible promissory note with a maximum principal amount of $250,000. The note bore interest at the rate of 12% per annum with a one-time interest charge applied on the issuance date to the original principal sum. Amounts received under this promissory note were issued net of a 10% original issue discount. Each payment of consideration matured one year from the date of distribution. The lender could convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.60 per share or 60% of the lowest trade share price occurring in the previous 25 trading days prior to conversion. The Company received $25,000 upon closing of the note and an additional $25,000 on October 17, 2013, both amounts being received net of a debt discount of $2,778, and the aggregate principal balance to be repaid being $55,556. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and was amortized over the life of the convertible debenture.

The Company valued the conversion features on these advances at origination at $98,733 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.13% and annualized volatility of 184%. $56,666 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $42,067 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On January 30, 2014, the holder made a conversion request and converted the $55,556 of the principal and $6,667 of accrued interest receiving a total of 864,196 shares of common stock upon the conversion. The Company revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of common stock on settlement of the note, the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt was transferred to additional paid in capital.

On August 20, 2013, the Company issued a convertible promissory note for $350,000. The note bore interest at the rate of 8% per annum and became due and payable six months from the date of issuance. During the first 90 days from issuance, the note was repayable without incurring any interest charges. The Company was advanced $160,000 against the note, net of original issuance discounts of $30,578 which included prepaid interest and legal expenses. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and was amortized over the life of the convertible debenture.

The Company valued the conversion features on these advances at origination at $355,638 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.13% and annualized volatility of 184%. $182,869 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $172,769 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

As of June 30, 2014, a total of $174,479 of the unpaid principal plus accrued interest had been converted into 2,132,839 shares of restricted common stock, leaving a balance of $13,435. Subsequent to June 30, 2014, the balance plus accrued interest was converted into 144,296 shares of common stock. The Company revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of common stock on settlement of the note, the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt was transferred to additional paid in capital.

On November 13, 2013, the Company executed a convertible promissory note of $113,500, which included prepaid interest of $10,000 and origination expenses of $3,520. The note bore interest at 10% per annum and was due and payable twelve months from the date of issuance. At the note holder’s option, the unpaid principal and interest was convertible into common stock at a 42% discount to market after six months. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and was amortized over the life of the convertible debenture.

The Company valued the conversion features on this debenture at origination at $120,389 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.13% and annualized volatility of 184%. $99,980 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $20,499 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

In February 2014, the Company repaid the note in full and paid penalty interest of $47,550. The Company revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. The Company recorded a gain on settlement of debt of $64,058, which was included in other income.

Changes in Derivative Liabilities were as follows:

June 30, 2013	$113,854
Value acquired during the period	574,760
Settled on issuance of common stock	(3,578,751)
Settled on payment of outstanding principal and interest	(256,214)
Revaluation on settlement on issuance of common stock or reporting date	3,170,681
June 30, 2014	24,330
Value acquired during the period	—
Settled on issuance of common stock	(33,599)
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	9,269
June 30, 2015	—

NOTE 8 – NOTES PAYABLE

On November 25, 2013, the Company executed a promissory note for $250,000 with an unaffiliated third party. The note bears interest at 6% per annum and was originally due June 30, 2015.

On February 11, 2014, the Company executed another promissory note with the same entity for $950,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On June 26, 2014, the Company executed another promissory note for $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015. The Company received the proceeds from this note during July 2014.

On August 26, 2014, the Company executed another promissory note for $800,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On September 11, 2014, the Company executed another promissory note for $1,000,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On November 25, 2014, the Company executed another promissory note for $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On December 18, 2014, the Company executed another promissory note for $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On December 30, 2014, the Company executed another promissory note for $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On February 25, 2015, the Company executed another promissory note for $150,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On March 19, 2015, the Company executed another promissory note for $400,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On April 21, 2015, the Company executed another promissory note for $500,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On May 19, 2015, the Company executed another promissory note for $350,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

On June 4, 2015, the Company executed another promissory note for $100,000. This note bears interest at 6% per annum and was originally due June 30, 2015.

Collectively, these notes total $6,500,000 and $1,200,000 as of June 30, 2015 and June 30, 2014, respectively, and were due and payable June 30, 2015. The Company subsequently renegotiated the due date on each of these notes to July 1, 2016. As of June 30, 2015 and 2014, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $288,612 and $39,505, respectively.

Land and Agriculture Bank of South Africa

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $6.5 million USD at current rates) financing with the Land and Agriculture Bank of South Africa (“Land Bank”). The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand (approx. $6.5 million USD at current rates). The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first draw down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1, none of which are currently in compliance. However, the Company consistently notified the Bank of this situation and has requested written documentation as to the Bank’s intention. The Bank has provided documentation extending the “holiday” at least through December 2016. As of and through the date of this report, the Land Bank has not provided any notice of default or requested compliance with the terms of the loans.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During the years ended June 30, 2015 and 2014, the Company amortized $64,404 and $64,402, respectively, leaving a debt discount balance of $375,687 at June 30, 2015.

During the years ended June 30, 2015 and 2014, the Company received total proceeds from these loans of $0 and $814,218, respectively, and interest incurred of $946,959 and $943,223, respectively, was added to the loan principal. The Company used the loan proceeds to purchase fixed assets that are employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000R South African Rand (approximately $185,000 US Dollars). During the year ended June 30, 2015, a total of R25,565,895 South African Rand (approximately $2,104,864 US) was repaid to Land Bank. As of June 30, 2015, a total of $8,401,900, which includes approximately $1,305,000 of capitalized accrued interest, was owed to the Land Bank. Inasmuch as the Company is out of compliance with certain loan covenants (see above), and whereas the written agreement to suspend such covenants expires in December 2016, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheet as of June 30, 2015.

As of the dates presented, long-term loan balances were as follows:

	June 30, 2015	June 30, 2014
Loan Principle and Interest - Land Bank	8,401,900	10,998,162
Notes Payable – third party	6,500,000	1,200,000
Less: Discount	(375,687)	(440,091)
	14,526,213	11,758,071
Less: Current Portion	(14,526,213)	(3,033,000)
Long Term Debt, Net of Discount	$—	$8,725,071

Future maturities of long-term debt are as follows:

2016	$8,711,230
2017	2,211,230
2018	2,211,230
2019	1,392,523
14,526,213

NOTE 9 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases, which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation.

In February 2012, the Company entered into a long-term (49 year) lease of tea, avocado, macadamia and timber plantation estates totaling roughly 8,000 acres in South Africa. Under the terms of the lease, the Company is required to pay quarterly rent of R250,000 ($21,000) plus an annual dividend of 26% of net income generated from the use of the property with a R500,000 ($42,000) annual minimum dividend.

On March 1, 2012, the Company entered into a 10-year lease for office space for its subsidiary, Dunn Roman Holdings. Under the terms of the lease, payments are approximately $1,650 a month. The lease contained a provision requiring Dunn Roman to purchase the property on June 30, 2014 at the option of the lessor. Prior to June 30, 2014, the Company negotiated a five-year extension on the purchase option in exchange for a one-time payment of 500,000 shares of Plandaí’s common stock (See Note 13).

The table below summarized the future lease obligations for the fiscal years ended.

Tea Estate
2016	$90,660(1)
2017	97,209
2018	104,233
2019	111,767
2020	119,847
Thereafter	19,990,850
$20,514,566

(1)	Minimum payments have not been reduced or offset by minimum sublease rental income of $50,400 per annum, commencing November 2016 and increasing by 8% per annum thereafter.

Both of these leases have either escalating terms or several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Capitalized Lease Obligation. As of June 30, 2015 and 2014, the amount of this deferred liability was $1,513,976 and $1,331,091, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 19 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. The lease requires monthly payments of $4,200 (R650,000 annually) to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of June 30, 2015, the amount of this receivable was $91,470. Over the life of the sublease, a total of R12,718,632 ($1,041,622) will be paid to the Company.

NOTE 10 – CURRENCY ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate for the period being used for income statement purposes and the closing exchange rate as of the period end applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of June 30, 2015 and 2014, the cumulative currency translation adjustments were ($375,880) and $2,264, respectively.

NOTE 11 – FUTURE OBLIGATIONS

Employment Agreements

The Company executed agreements in March of 2013 with two officers and one consultant. Each contract is for a five-year term. Pursuant to the three employment agreements, the Company is obligated to issue 4,000,000 common shares in aggregate at the end of each completed year for services rendered to the Company. The Company therefore records the value of 1,000,000 shares of stock as compensation expense every quarter based on the closing bid price of the Company’s common stock on March 2, 2013. In April 2015, the Company cancelled the agreement with the consultant and agreed to a one-time issuance of 3,500,000 shares in settlement of future obligations under the agreement, which was valued at $295,000 based on the date of grant. At June 30, 2015, with regards to the future issuance of 3,000,000 shares on the remaining agreements, the Company accrued compensation expense for services completed in the amount of $45,000.

Royalty Agreement

On August 30, 2013, the Company executed a license with North-West University, South Africa, under which the Company received an exclusive world license to manufacture and market products using the Pheroid® system of nano-entrapment, the patents and associated intellectual property. The license is limited to entrapping polyenes for animal and human use. Under the terms of the license, Plandaí will pay a minimum royalty of 2% of net sales of all product that incorporates the Pheroid technology, with a minimum of R20,000 (approx. US $1,700) due annually. The license contains requirements that the Company achieve certain development milestones with respect to bringing products to market. As of June 30, 2015, the Company had not commenced sales of the Pheroid® product and, accordingly, the Company generated no royalties apart from the $1,700 minimum annual payment during the years ended June 30, 2015 and 2014.

NOTE 12 – COMMON STOCK

We are authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. Each share of common stock has one vote per share on all shareholder matters. The Company’s common stock does not provide preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for election of our Board.

As of June 30, 2013, there were 106,270,760 shares of common stock issued and outstanding. During the fiscal year June 30, 2014, the Company had the following common stock transactions:

•	On January 15, 2014, the Company issued 2,036,000 shares of unregistered restricted common stock to satisfy a loan obligation of $500,000. The recipient of those shares was an accredited investor, and the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 540,000 of unregistered restricted common stock to a third party as consideration for executing a stock purchase agreement. The recipient of the shares was an accredited investor, and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	During the quarter ended March 31, 2014, the Company issued 1,100,000 shares of restricted common stock in exchange for 15% interest in Dunn Roman Holdings-Africa (Pty) Ltd. and 10% interest in Green Gold Biotechnologies, (Pty) Ltd. In April 2014, the Company agreed to issue an additional 70,000 shares to acquire the remaining 2% interest in Dunn Roman, bringing its total ownership in that entity to 100%. These 70,000 shares were issued subsequent to June 30, 2014. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	1,316,833 shares of restricted common stock were sold to unaffiliated third parties in exchange for cash proceeds of $655,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	2,000,000 shares of restricted common were issued to former officers and directors of the Company’s subsidiary, Dunn Roman Holdings-Africa, as part of a settlement in connection with terminating their employment and resignation from the subsidiary board of directors to extend the lease and purchase option on the Company’s White River, South Africa, office space, by an additional five years. At the time of issuance, the shares had a value of $740,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	7,997,035 shares of unregistered common stock were issued to unaffiliated third parties on the conversion of $4,649,428 in notes payable, line of credit, convertible debentures and associated interest. The recipients of the shares were accredited investors, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	9,998,000 shares restricted common stock were issued to officers of the Company, employees, and third party service providers, for services previously rendered. At the time of issuance, these shares had a value of $2,141,436 based on the closing bid price on the date of grant. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
F-23

During the year ended June 30, 2015, the Company issued 33,411,308 shares of restricted common stock as follows:

•	The Company issued 1,298,400 restricted common shares to various individuals for $286,700 cash. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 26,769,400 restricted common shares to various employees and third parties for services valued at $5,608,514. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 144,296 restricted common shares to a third party for the conversion of convertible debt and interest in the amount of $22,662. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 1,629,212 restricted common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 70,000 restricted common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued 3,500,000 shares of restricted common stock in settlement of an employment agreement that was cancelled. $295,000 was recorded as a settlement expense in connection with this transaction based on the closing price of the Company’s stock on the date of issuance. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

As of June 30, 2015, there were a total of 164,419,936 shares of common stock issued and outstanding.

Common Stock Payable

Pursuant to two employment agreements executed on March 1, 2013 by the Company with two of its officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At June 30, 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $45,000.

As of June 30, 2015 and 2014, the Company has a common stock payable balance of $45,000 and $60,000.

NOTE 13 – WARRANTS

On January 28, 2014, the Company signed an agreement with Diego Pellicer, Inc. under which the Company received a license to use the Diego Pellicer name and likeness on a future cannabis-based extract, which is under development. As consideration for the license, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at a purchase price of $0.01 per share. The Company computed the value of the warrants issued using the Black-Scholes method with the following assumptions:

•	Closing bid price of the common stock of $1.15 on the date the warrants were issued
•	Dividend yield - zero
•	Expected term - 10 year
•	Risk free interest rate - 2.77%
•	Annualized volatility - 260%

The Company recorded a value of $5,749,985 as an asset. However, as the cannabis extract was still in development, the intangible licenses asset balance was deemed fully impaired as of June 30, 2014, leaving a zero asset balance. Accordingly, the Company recorded an impairment expense of $5,749,985. Should the cannabis extract come to market, the value of the license will be re-evaluated.

In the year ended June 30, 2015, 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 common shares.

The following table summarizes share warrants activity for the years ending June 30, 2014 and 2015:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2013	-	$ -	-
Issued	5,000,000	0.01	10.0 years
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Warrants outstanding, June 30, 2014	5,000,000	$ 0.01	9.5 years
Issued	-	-	-
Exercised	(1,666,666)	$ 0.01	9.0 years
Cancelled	-	-	-
Expired	-	-	-
Warrants outstanding, June 30, 2015	3,333,334	$ 0.01	8.5 years
Warrants exercisable, June 30, 2015	3,333,334	$ 0.01	8.5 years

The following table summarizes information about warrants outstanding as of June 30, 2015:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	8.5 years
	3,333,334

NOTE 14 – NON-CONTROLLING INTEREST

Plandaí owns 100% of Dunn Roman Holdings—Africa, which in turn owns 74% of Breakwood Trading 22 (Pty), Ltd., 100% of Red Gold Biotechnologies (Pty) Ltd.), and 84% of Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the minority shareholder allocation of net loss has been shown in Net Loss, Adjusted.

NOTE 15 - INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for U.S. federal and state income taxes:

Period ended June 30,	2015	2014
Income tax benefit at Federal statutory rate of 35%	$3,525,320	$5,616,489
Change in valuation allowance	(3,525,320)	(5,616,489)
	$—	$—

The following table presents the current and deferred income tax provision (benefit) for South Africa income taxes:

Period ended June 30,	2015	2014
Income tax benefit at statutory rate of 28%	$812,981	$803,685
Differences due to foreign currency translation	(242,024)	(61,643)
Change in valuation allowance	(570,957)	(724,042)
	$—	$—

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2015 and 2014, the Company’s tax losses were reduced by stock for services expense. There were no depreciation differences.

At June 30, 2015 and 2014, the Company had net operating loss carryforwards (tax-effected) of approximately $32,865,741 and $22,793,397, respectively, which begin to expire in 2032. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment.

Deferred tax assets computed at the U.S. statutory federal income tax rate of 35% consisted of the following:

At June 30	2015	2014

Net Operating Losses	$11,503,009	$7,977,689
Valuation Allowance	(11,503,009)	(7,977,689)
	$—	$—

Deferred tax assets for the South Africa subsidiaries computed at the South African statutory income tax rate of 28% consisted of the following:

At June 30	2015	2014

Net Operating Losses	$2,023,473	$1,452,516
Valuation Allowance	(2,023,473)	(1,452,516)
	$—	$—

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015 and 2014, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and South Africa.  Our tax years for 2011 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended June 30, 2015 and 2014.

Related Party Loan Receivable

As of June 30, 2014, the Company was owed a total of $425,527 from Red Gold Biotechnologies (Pty) Ltd., of which Roger Baylis-Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, Green Gold Biotechnologies recorded construction costs paid by Green Gold Biotechnologies as a receivable from Red Gold. Subsequent to June 30, 2014, the Red Gold was merged with Dunn Roman Holdings-Africa, Plandaí’s wholly-owned subsidiary, and the receivable balance was transferred to Green Gold Biotechnologies’ fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman.

Accounts Payable to Related Parties

As of June 30, 2015 and 2014 the Company has accounts payable to related parties balances totaling $16,176 and $2,948 which consists primary of amounts owed to officers and directors of the Company who paid certain operating expenses on behalf of the Company.

Office Lease

The Company leases its South African Office space from a trust of which one of the beneficiaries served on the Board of Directors of Dunn Roman Holding—Africa, Ltd., a subsidiary of the Company, until March 2014. The lease agreement calls for monthly payments of $1,650. During the year ended June 30, 2014 a total of $22,500 was paid in rent expense. The lease contained a provision requiring Dunn Roman to purchase the property on June 30, 2014 at the option of the lessor. Prior to June 30, 2014, the Company negotiated a five-year extension on the purchase option in exchange for a one-time payment of 500,000 shares of Plandaí’s common stock (See Note 13).

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013 with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At June 30, 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $45,000.

CRS Settlement

The Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS Technologies to construct the tea and citrus extraction facility. At the time the contract was executed, CRS was owned by the CEO of Plandaí, Roger Baylis-Duffield. In May 2014, CRS agreed to pay a penalty of $2,000,000, which was offset against fixed assets as received. In the years ended June 30, 2015 and 2014, the Company received $764,386 and $348,459, respectively, from CRS under the settlement agreement. CRS subsequently ceased all operations and in July 2015 the entity was formally dissolved.

Related Party Loan Payable

During the year ended June 30, 2014, the Company issued 2,036,000 shares of restricted common stock to Roger Baylis-Duffield, chairman and CEO of Plandaí, to satisfy a debt obligation of $500,000 stemming from capital infusions made in prior years.

NOTE 17 – OTHER INCOME

For the year ended June 30, 2015

Other Income for 2015 includes $3,306 received from the Company’s insurance due to a claim on damaged equipment.

For the year ended June 30, 2014

Other Income for 2014 includes $79,053 recorded as gain on settlement of debt associated with the recovery of previously recorded interest and derivative expense on convertible debentures, which were repaid during the year.

NOTE 18 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company has restated its audited financial statement for the year ended June 30, 2014, previously filed on October 14, 2014. The table below highlights the material changes to the financial statements:

	Restated Balance	Adjustments		Balance Previoulsy Reported
Fixed Assets	$8,391,033	$(464,726)	(1)	$8,855,759
Short Term Portion of Note Payable	$3,033,000	$3,033,000	(2)	$-
Notes Payable, Net of Discount	$8,725,071	$(2,911,796)	(3)	$11,636,867
Stock Issuable	$60,000	$1,420,007	(4)	$1,480,007
Additional Paid-in Capital	$23,875,764	$1,929,031	(5)	$21,946,732
Accumulated Deficit	$26,726,824	$769,661	(6)	$25,957,163
Cumulative Foreign Currency Adjustment	$2,264	$(312,385)	(7)	$314,649
Operating Expenses	$5,009,813	$(2,518,469)	(8)	$7,528,282
Interest Expense	$793,236	$271,951	(9)	$521,285
Change in Value of Derivative Liability	$3,170,681	$3,170,681	(10)	$-
Derivative Interest	$235,245	$(1,522,781)	(11)	$1,758,026
Other Income	$79,053	$(324,938)	(12)	$403,991
Foreign Currency Translation Adjustment	$(261,918)	$(407,130)	(13)	$145,212

1)	Change in Fixed Assets relates to the reclassification of payments received from CRS as a reduction in cost basis rather than as other income.
2)	Change in Short Term Portion of Notes Payable reflects a reclassification from Note Payable.
3)	Change in Notes Payable includes a reclassification to current liabilities and amortization of the discount of $169,313.
4)	Change stock issuable reflects a change in the valuation date on stock issuable under employment contracts.
5)	Change in Paid in Capital reflect a change in the valuation date on various issuances of stock, and recording of reduction in derivative liability and derivative interest associated with the conversion feature of certain convertible debts issued during the year.
6)	Change in accumulated deficit reflects the combination of changes in the year ended November 30, 2014 plus changes of $216,031 in 2013.
7)	Change in cumulative foreign currency adjustment reflects the impact of the various changes to assets, liabilities and operating expenses associated with the Company’s South Africa subsidiaries in 2014 and 2013.
8)	Change in operating expenses is primarily attributable to a reduction in salaries of $3,033,346 resulting from a change in the valuation date used for computing the cost of shares issued for services, offset by the reclassification of production costs of $690,943 from cost of goods sold.
9)	Change in interest expense results from an increase in the amortization of debt discounts.
10)	Change in derivative liability results from properly recording derivative liability expense for the year.
11)	Change in derivative interest results from a reassessment of the interest portion of convertible debt.
12)	Change in other income results from a revaluation on the gains/losses on the settlement of debt and shares issued to settle labor contracts.
13)	Change in foreign currency translation adjustment reflects the impact of the various changes to assets, liabilities and operating expenses associated with the Company’s South Africa subsidiaries.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

•	The Company issued notes payable in July 2015 totaling $400,000 to a third party in exchange for cash of $384,170 and payment of expenses on behalf of the Company of $15,830. The note bears interest at 6% per annum and is due February 1, 2016.
•	Between November 2015 and June 28, 2016, the Company sold 14,139,000 shares of restricted common stock to unaffiliated third parties for cash of $413,230. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued a total of $475,000 in convertible promissory notes to various third parties, receiving net proceeds of $445,500. The difference between the face value of the note and net proceeds includes loan origination fees, legal fees, and prepaid interest. The notes are due between November 12, 2016 and May 16, 2017. The notes convert at a discount to market of between 40-50% off the lowest intra-day trading price over the 15-20 day period prior to conversion. The notes bear interest between 8-10%.
•	On December 31, 2015, the Company received $50,526 and issued a promissory note in the amount of £35,000. The note is due December 31, 2016 and bears interest at the rate of 15% per annum, which is payable every six months.
•	On February 29, 2016, the Company accepted the resignation of Jamen Shively from the Board of Directors. On that same day, the Company terminated the employment of Jessica Gutierrez as Executive Vice President and Corporate Secretary. Callum Cottrell-Duffield, who presently serves as Vice President of Sales and Marketing, and as a Director, was appointed Corporate Secretary.
•	The Company issued a total of 5,205,000 shares for services rendered, including 3,200,000 shares to officers and employees of the Company under previously executed employments contracts.
F-29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc. (Registrant)

June 30, 2016	By: /s/ Roger Baylis-Duffield Roger Baylis-Duffield, President (On behalf of the Registrant and as Principal Executive Officer) and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2016	/s/ Daron Baylis-Duffield Daron Baylis-Duffield, Director

Date: June 30, 2016	/s/ Brian Johnson Brian Johnson, Director

Date: June 30, 2016	/s/ Callum Cottrell-Duffield Callum Cottrell-Duffield, Director

34