Form 10-Q
period 2015-09-30
Plandai Biotechnology, Inc.
filed 2016-07-29
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

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

Registrant’s telephone number, including area code: (917) 900-6829

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 13, 2016, the issuer had 186,531,236 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
Current Assets:
Cash	$5,560	$33,619
Inventory	6,221	2,286
Accounts Receivable	14,920	17,122
Prepaid Expenses and Other Current Assets	115,889	365,132
Total Current Assets	142,590	418,159

Deposits	66,926	75,246
Other Assets	91,956	1,220
Fixed Assets – Net	6,916,518	8,009,956
Total Assets	$7,217,990	$8,504,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$441,619	$316,346
Accrued Interest	390,168	288,612
Current Portion of Long Term Debt	13,955,396	14,526,213
Related Party Payables	14,229	16,176
Total Current Liabilities	14,801,412	15,147,347

Other Liabilities	140,739	159,994
Deferred Lease Obligation	1,418,123	1,513,976
TOTAL LIABILITIES	16,360,274	16,821,317

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 165,684,536 and 164,419,936 shares issued and outstanding as of September 30, 2015 and June 30, 2015	16,568	16,442
Additional Paid-In Capital	30,215,502	30,124,629
Common Stock Issuable	90,000	45,000
Accumulated Deficit	(37,498,326)	(36,309,281)
Cumulative Foreign Currency Translation Adjustment	(35,605)	(375,880)
Total Stockholders’ Deficit	(7,211,861)	(6,499,090)
Non-controlling Interest	(1,930,423)	(1,817,646)
Equity Allocated to Plandaí Biotechnology	(9,142,284)	(8,316,736)
Total Liabilities and Stockholders' Deficit	$7,217,990	$8,504,581
The accompanying notes are an integral part of these unaudited financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2015	2014
Revenues	40,831	$26,387

Expenses:
Production Costs	204,792	160,057
Payroll	208,450	226,994
Rent	92,464	125,834
Professional Services	146,625	305,280
Depreciation	144,213	46,357
General and Administrative	123,452	636,187
Total Expenses	919,996	1,500,709

Operating (Loss)	(879,165)	(1,474,322)

Other Income (Expense)
Proceeds from Settlement	—	981,260
Interest Expense	(309,880)	(117,893)
Net (Loss)	(1,189,045)	$(610,956)

Allocation to Non-controlling Interests	112,777	(27,021)

Net (Loss), Adjusted	(1,076,268)	$(637,976)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	340,275	(245,718)

Comprehensive Income (Loss)	(735,993)	$(883,694)
Basic & diluted loss per share	(0.01)	$(0.01)
Weighted Avg. Shares Outstanding	165,517,900	132,614,582

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,189,045)	$(610,956)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	144,213	46,357
Amortization of Debt Discount	16,101	—
Stock Issued or Payable for Services	61,000	(337,674)
Increase in Notes Payable from Interest Added to Principal	195,993	262,870
Changes in Assets and Liabilities:
Decrease in Related Party Receivable	—	419,598
Decrease (Increase) in Accounts Receivable	152	(4,848)
(Increase) in Deposits	(787)	(781)
(Increase) Decrease in Inventory	(4,504)	172
Decrease (Increase) in Prepaid Expenses and Other Current Assets	143,739	(53,236)
(Increase) in Other Assets	(12,295)	—
Increase in Accounts Payable and Accrued Expenses	163,025	93,396
Increase in Related Party Payables	—	27,105
Increase in Deferred Lease Obligation	92,373	139,026
Increase in Accrued Interest	101,556	26,254
Net Cash Provided by (Used in) Operating Activities	(288,479)	7,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(5,769)	(104,328)
Net Cash (Used in) Investing Activities	(5,769)	(104,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Notes Payable, Net of Discount	400,000	2,300,000
Principal Payments on Notes Payable	(169,577)	(604,105)
Proceeds from the Sale of Common Stock	75,000	256,700
Net Cash Provided by Financing Activities	305,423	1,952,595
Effect of Exchange Rates on Cash Flows	(39,234)	(535,606)

Net Increase (Decrease) in Cash and Cash Equivalents	(28,059)	1,319,944
Cash and Cash Equivalents at Beginning of Period	33,619	156,328
Cash and Cash Equivalents at End of Period	5,560	1,476,272

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to retire debt	$—	$24,674
Interest added to debt principal	195,993	262,870

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

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

Plandaí and its subsidiaries focus on the development and production of proprietary botanical extracts for the nutraceutical and pharmaceutical industries. The Company grows much of the live plant material used in its products on a 3,237 hectare (approx. 8,000 acre) estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product brought to market was Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. Additional extracts utilizing citrus, artemisia, and cannabis are in various stages of development and testing. The Company’s principle holdings consist of land, farms and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three months ended September 30, 2015 and September 30, 2014. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

This summary of accounting policies for Plandaí Biotechnology, Inc. and its wholly-owned subsidiaries, is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended June 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015 filed with the SEC.

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

In January 2014, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants as of September 30, 2015.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation. There was no net impact on total assets, net (loss), comprehensive (loss) or the statement of cash flows.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2015 and June 30, 2015 consisted of the following:

	September 30, 2015	June 30, 2015
Plant and Equipment	$6,588,527	$7,487,506
Machinery and Equipment	195,276	211,283
Leasehold Improvements	661,962	752,530
Furniture and Fixtures	71,802	81,626
Automobiles	79,770	90,684
Computers and Equipment	14,616	23,206
Less: Accumulated Depreciation	(695,435)	(636,879)
Fixed Assets, net	$6,916,518	$8,009,956

The reduction in fixed assets results from a combination of depreciation expense and the fluctuation of the South African Rand against the U.S. Dollar, as all of the Company’s fixed assets are located in South Africa.

Depreciation expense

Depreciation expense for the three months ended September 30, 2015 and 2014 was $144,213 and $46,357, respectively. The Company did not commence depreciating the leasehold improvements and construction in progress until such assets were placed in service. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 7).

NOTE 4 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its operational South African subsidiaries for the periods presented:

As of June 30, 2015:

	South Africa	United States	Total
Assets	$8,406,177	$98,404	$8,504,581
Liabilities	$10,402,092	$6,419,225	$16,821,317

As of September 30, 2015

	South Africa	United States	Total
Assets	$7,146,604	$71,386	$7,217,990
Liabilities	$9,267,678	$7,092,596	$16,360,274

For the three-months ended September 30, 2015

	South Africa	United States	Total
Revenues from external customers	$40,831	$—	$40,831
Operating Expenses	$533,793	$386,203	$919,996
Interest expense	$192,223	$117,657	$309,880
Segment loss	$685,186	$503,859	$1,189,045
For the three-months ended September 30, 2014
	South Africa	United States	Total
Revenues from external customers	$26,387	$—	$26,387
Operating Expenses	$341,662	$1,159,047	$1,500,709
Interest expense	$85,402	$32,491	$117,893
Segment loss	$106,496	$504,460	$610,956

NOTE 5 –NOTES PAYABLE

	Interest Rate	Due Date	September 30, 2015	June 30, 2015
Loan Principal and Interest - Land Bank	See below	See below	7,414,982	8,401,900
Notes Payable – third party	6%	July 1, 2016	6,900,000	6,500,000
Less: Discount			(359,586)	(375,687)
			13,955,396	14,526,213
Less: Current Portion			13,955,396	14,526,213
Long Term Debt, Net of Discount			$—	$—

Notes Payable – Third Party

Between November 25, 2013 and June 4, 2015, the Company issued a total of $6,500,000 in notes payable to a third party, the proceeds from which were used for working capital purposes. In July 2015, the Company issued a note payable for $400,000 to the third party in exchange for cash of $384,170 and payment of expenses on behalf of the Company of $15,830. The note bears interest at 6% per annum and was originally due February 1, 2016.

Collectively, these notes total $6,900,000 and $6,500,000 as of September 30, 2015 and June 30, 2015, respectively, and were due and payable twelve months after issuance. The Company subsequently renegotiated the due date on each of these notes to July 1, 2016 and is in discussions to further extend the due dates until December 31, 2016. As of September 30, 2015 and June 30, 2015, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $390,168 and $288,612, respectively.

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

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During the three months ended September 30, 2015 the Company amortized $16,101 leaving a debt discount balance of $359,586 at September 30, 2015.

As of September 30, 2015, a total of $7,415,414, which includes capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that are employed in South Africa to produce the company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000R South African Rand (approximately $168,700 US Dollars). During the three months ended September 30, 2015, the Company paid R2,200,580 (approximately $169,577 US Dollars) and accrued R2,543,384 in capitalized interest (approximately $195,993 US Dollars). Commencing August 2015, the Company ceased making payments to the Land Bank and has been in discussions to renegotiate the payment terms of the obligation. The Land Bank has been cooperative in this effort and has not expressed any intention to foreclose or accelerate the debt balances. Inasmuch as the Company is out of compliance with certain loan covenants including the non-payment of scheduled monthly amounts due under the various leases, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheet as of September 30 and June 30, 2015.

As of the dates presented, the long-term loan balances were as follows:

Future maturities of long-term debt are as follows:

2016	$8,924,276
2017	2,024,000
2018	2,024,000
2019	983,120
$13,955,396

NOTE 6 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
June 30, 2014	15,717	(2,282)	—	13,435
Issued in the year	—	—	—	—
Converted into shares of common stock	(15,717)	2,282	—	(13,435)
Amortization of debt discount	—	—	—	—
Interest accrued	—	—	—	—
June 30, 2015	—	—	—	—
Issued in the quarter	—	—	—	—
Converted into shares of common stock	—	—	—	—
Amortization of debt discount	—	—	—	—
Interest accrued	—	—	—	—
September 30, 2015	—	—	—	—

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

As of June 30, 2014, a total of $174,479 of the unpaid principal plus accrued interest had been converted into 2,132,839 shares of restricted common stock, leaving a balance of $13,435, net of discount. In the year ended June 30, 2015, the balance plus accrued interest was converted into 144,296 shares of common stock. The Company revalued the proportionate amount of the derivative liability to its fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of common stock on settlement of the note, the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt discount was transferred to additional paid in capital.

Changes in Derivative Liabilities were as follows:

June 30, 2014	24,330
Value acquired during the period	—
Settled on issuance of common stock	(33,599)
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	9,269
June 30, 2015	—
Value acquired during the period	—
Settled on issuance of common stock	—
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	—
September 30, 2015	—

NOTE 7 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of September 30, 2015 and June 30, 2015 the amount of this deferred liability was $1,418,123 and $1,513,976, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of September 30, 2015 and June 30, 2015, the amount of this receivable was $91,956 and $91,955, respectively.

NOTE 8 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate between July and September being used for income statement purposes and the closing exchange rate as of September 30 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the three months ended September 30, 2015 and 2014, the Company recorded a foreign currency translation adjustment gain of $340,275189 and ($245,718), respectively.

NOTE 9 – COMMON STOCK

During the three months ended September 30, 2015, the Company issued a total of 1,264,600 shares of restricted common stock as follows:

  The Company issued 1,164,600 restricted common shares for $75,000 cash.
  The Company issued 100,000 restricted common shares for services valued at $16,000.

Common Stock Issuable

Pursuant to five-year employment agreements executed on March 1, 2013 by the Company with two of its officers, the Company is obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company on the anniversary date of the agreements. The Company records the value of these shares on quarterly basis based on the value of the stock on the date of the agreements (March 1, 2013). As of September 30, 2015 and June 30, 2014, the common shares issuable pursuant to the employment agreements were $90,000 and $45,000, respectively.

NOTE 10 – WARRANTS

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

The Company originally recorded a value of $5,749,985 as an asset. However, as the cannabis extract was still in development, the intangible licenses asset balance was deemed fully impaired as of June 30, 2014, leaving a zero asset balance. Accordingly, the Company recorded an impairment expense of $5,749,985. Should the cannabis extract come to market, the value of the license will be re-evaluated.

In the year ended June 30, 2015, 1,666,666 warrants were exercised resulting in the issuance of 1,629,212 common shares.

The following table summarizes share warrants activity for the periods presented:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2014	—	$—	—
Issued	5,000,000	$0.01	9.5 years
Exercised	(1,666,666)	$0.01	9.0 years
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, June 30, 2015	3,333,334	$0.01	8.5 years
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, September 30, 2015	3,333,334	$0.01	8.5 years
Warrants exercisable, September 30, 2015	3,333,334	$0.01	8.5 years

The following table summarizes information about warrants outstanding as of September 30, 2015:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	8.5 years
	3,333,334

NOTE 11 – NON-CONTROLLING INTEREST

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended September 30, 2015.

Related Party Payables

As of September 30, 2015 and June 30, 2015, the Company owed a total of $14,229 and $16,176, respectively, to Roger Duffield, our Chief Executive Officer, for advances made to one of the Company’s South African subsidiaries in the ordinary course of business. The advances are non-interest bearing and payable on demand.

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013 with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At September 30 and June 30, 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $90,000 and $45,000, respectively, as common stock issuable.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

•	Between November 2015 and June 28, 2016, the Company sold 14,975,000 shares of restricted common stock to unaffiliated third parties for cash of $413,230. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	The Company issued a total of $475,000 in convertible promissory notes to various third parties, receiving net proceeds of $445,500. The difference between the face value of the note and net proceeds includes loan origination fees, legal fees, and prepaid interest. The notes are due between November 12, 2016 and May 16, 2017. The notes convert at a discount to market of between 40-50% off the lowest intra-day trading price over the 15-20 day period prior to conversion. The notes bear interest between 8-10%.
•	On December 31, 2015, the Company received $50,526 and issued a promissory note in the amount of £35,000. The note is due December 31, 2016 and bears interest at the rate of 15% per annum, which is payable every six months.
•	On February 29, 2016, the Company accepted the resignation of Jamen Shively from the Board of Directors. On that same day, the Company terminated the employment of Jessica Gutierrez as Executive Vice President and Corporate Secretary. Callum Cottrell-Duffield, who presently serves as Vice President of Sales and Marketing, and as a Director, was appointed Corporate Secretary.
•	The Company issued a total of 5,871,700 shares for services rendered, including 3,200,000 shares to officers and employees of the Company under previously executed employments contracts.
14

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

Plandaí and its subsidiaries focus on the development and production of proprietary botanical extracts for the nutraceutical and pharmaceutical industries. The Company grows much of the live plant material used in its products on a 3,237 hectare (approx. 8,000 acre) estate it operates under a 49-year notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product brought to market was Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. Additional extracts utilizing citrus, artemisia, and cannabis are in various stages of development and testing. The Company’s principle holdings consist of land, farms and infrastructure in South Africa.

The Company’s production facility in South Africa received its certificate of occupancy and operations on December 31, 2014. During the fourth quarter of fiscal 2015, the Company began shipping product to customers and recording sales. However, a hailstorm during the quarter destroyed a large percentage of the tea crop and there was insufficient time remaining in the growing season to yield another harvest. As a result, sales for the final quarter through September 30, 2014 were limited. Production recommenced in October 2015 with the commencement of harvest season.

The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts, combined with projected sales for fiscal 2016, will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the three months ended September 30, 2015, we borrowed $400,000 from an unaffiliated third party under a promissory note due and payable February 28, 2016 and earning interest at 6% per annum.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds and phytonutrients from organic matter, including green tea leaves, citrus and many other plants. Various tests have been conducted over the past ten years using this technology to generate functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field. Polyphenols from green tea are an excellent source of antioxidant and anti-carcinogenic substances. The Company leases 3,237 hectares (approx. 8,000 acre) of agriculture land in Mpumalanga, South Africa, under a 49-year notarial lease, which includes over a thousand acres of cultivated green tea. In addition, the Company has recently completed a 100,000 sq. ft. state-of-the-art extraction facility on site which came online in December 2014. Plandaí intends to use its plantation leases to focus on the farming of whole fruits, vegetables and live plant material and the production of proprietary botanical extracts for the health and wellness industry using its proprietary extraction technology and the extraction facility.

Many botanical extracts have demonstrated varying degrees of health benefits, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea leaf, for example, has shown promising in-vitro and animal model results as an anti-oxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

The Company has commercialized the Phytofare® catechin complex and is currently developing the Phytofare® limonoid glycoside complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in December 2014, with initial sales anticipated to commencing in May 2015. The limonoid glycoside product is extracted from lemons which are sourced from local orchards in South Africa and then produced in the same factory that makes the green tea product. The Phytofare® Limonoid Glycoside Complex is scheduled be introduced to the market in late 2016.

On August 30, 2013, Plandaí entered into a license agreement with North-West University in Potchefstroom, South Africa, which granted the Company the exclusive right to use the University’s Pheroid® technology to produce nano-entrapped botanical extracts for human and animal use. The Company believes that this technology will enable it to develop products with much higher absorption coefficients in both topical use and oral consumption.

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

The second clinical study, completed by North West University, Potchefstroom, South Africa, tested the oral bioavailability of Phytofare® catechin complex in human subjects. The test results indicated that five times more Phytofare® extract was present in the blood with all eight catechins detected compared with just two catechins from the generic green tea extract. In addition, after 24 hours, the blood levels of catechins from the Phytofare® extract were still higher than the highest level attained by the generic, which, after six hours, had disappeared from the blood. This study confirmed that Phytofare® catechin complex delivers more catechins to the blood than generic extract and that those catechins remain present and viable at least four times longer.

The Company is actively pursuing research on additional botanical extracts that have known or suspected pharmaceutical properties. This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly-owned subsidiary, Plandaí Biotechnology- Uruguay, SA. This company has concluded its initial investigative research with live cannabis flower and leaf and intends to engineer a pilot scale system for processing and recovering the cannabinoid complex in a highly bioavailable format without psychoactive effects. The company was granted approval by the Uruguay Minister of Health in September 2014 to legally conduct cannabis research and development. In February 2015, a new decree imposed the further requirement of an additional license from the Institute for Regulation and Control of Cannabis (IRCCA). In May 2015, Plandaí received the license from IRCCA granting the necessary approvals under the new laws and now permitting the research to move forward. The Phytofare® cannabinoid complex will be subjected to chemical profiling, as well as particle sizing and dosage. Independent in vitro and animal modelling will support the project’s prime objective by scientifically investigating in animals efficient free-radical scavenging, demonstrating improvements to a variety of human physiological processes including appetite, pain-sensation, mood, and memory. Despite the government approvals, there are still obstacles preventing the continuation of the Company’s research; namely, the inability to import the seeds and other research materials necessary. The Company is working with the Uruguay government to resolve these issues and research will recommence once resolved.

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

CUSTOMERS

Plandaí markets its products through distribution companies who the sell to various nutriceutical and supplement companies that require high-quality bio-available extracts for their products. In certain countries where it is economically feasible, Plandaí sells direct to nutriceutical and supplement manufacturers. The Company presently has distribution agreements with representation worldwide and also sells direct to customers in South Africa.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

SALES

For the three months ended September 30, 2015, revenues were $40,831 compared to revenues of $26,387 for the quarter ended September 30, 2014. Sales for both the 2015 and 2014 quarters mostly included sales of timber from the Company’s tea estate in South Africa and revenues from the on-site store.

EXPENSES

Our total expenses for the three months ended September 30, 2015 were $919,996 compared to $1,500,709 for the same period of the prior year. The primary decrease resulted from General and Administrative, which went from $636,187 to $123,452, principally from the reduction in operating costs in South Africa as the factory construction was nearing completion. Additional reductions of $103,655 in Professional Services were also recorded due to lower legal costs. These decreases were partially offset by an increase in Depreciation Expense, which increased from $46,357 to $144,213 resulting from commencing depreciation on the factory when it was placed in service January 1, 2015.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three months ended September 30, 2015 consisted of interest expense of $309,880, compared to $117,893 for the three months ended September 30, 2014. The increase resulted from the Company having substantially greater interest-bearing debt in 2015 versus 2014. In addition, during the three months ended September 30, 2014, the Company recorded $981,260 in non-recurring settlement income.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2015, the Company used cash in operating activities totaling $288,479, which was primarily attributable to a loss from operations of $1,189,045 offset by several non-cash expense items such as depreciation of $144,213, stock issued for services of $61,000, interest expense of $195,993 added to debt principal, and deferred lease obligation of $92,373. Additionally, the loss was offset by changes in assets and liabilities including a decrease in prepaid and other current assets of $143,739, an increase in account payable and accrued liabilities of $163,025, and an increase in accrued interest of $101,556. Cash used in investing activities was $5,769, which consisted of the purchase of fixed assets to be used in production activities. Cash provided by financing activities was $305,423 generated primarily from third party loans of $400,000, and the sale of common stock of $75,000, offset by the payment on notes of $169,577. As of September 30, 2015, the Company had current assets of $142,590 compared to current liabilities of $14,801,412. Included in current liabilities is $13,955,396 in notes payable, of which $5,031,120 is long-term debt that has been reclassified as current due to the Company being out of compliance with certain loan covenants.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $7.2 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing up to 20 metric tons of tea leaf per day commencing with the September 2015 growing season. The Company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare™ Catechin Complex in January 2015 and sales commenced in May 2015. In addition, the Company borrowed $6,900,000 from an unrelated third party and sold shares of restricted common stock to raise operating capital. Management anticipates that, over the coming several months, the Company will continue to need additional investment in the form of either issuing new debt or proceeds from the sale of stock until such time as it can generate sufficient cash flow from the sale of its products.

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

Revenue recognition

The Company derives its revenue from the production and sale of bioavailable extracts in both raw material and finished product form. Revenues are recognized when product is ordered and delivered. Product shipped on consignment is not counted in revenue until sold. The Company also generates revenues from the sales of timber from its estate in South Africa. Such revenues are recorded when the timber is transferred to the customer, which generally coincides with the receipt of payment. Finally, the Company receives nominal income from a general store operated for the convenience of workers who live on-site.

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

Intangible assets are accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded. In February 2014, the Company purchased a license from Diego Pellicer in exchange for warrants to purchase shares of the Company’s common stock. The value of such warrants was capitalized as a License; however, since the Company has thus far not produced and sold a product that would benefit from the license, an impairment reserve of 100% of original value was recorded against the license.

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

Currency Translation Adjustment

The Company maintains significant operations in South Africa, where the currency is the Rand. The subsidiary financial statements are therefore converted into US dollars prior to consolidation with the parent entity, Plandaí Biotechnology, Inc. US GAAP requires that the weighted average exchange rate be applied to the foreign income statements and that the closing exchange rate as of the period end date be applied to the balance sheet. The cumulative foreign currency adjustment is included in the equity section of the balance sheet. Since most of our assets and operations are in South Africa, as the dollar strengthens in comparison to the Rand, it reduces both the carrying value of our assets and the amount of our liabilities.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year ended June 30, 2015 was $9,582,457 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2015 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and our ability to generated adequate revenues from the sale of our products.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Roger Baylis-Duffield, our President.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no life insurance on Mr. Duffield.

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

Farming and Agriculture Represents a Significant Aspect of our Operations Which Can Be Affected by Adverse Weather Conditions

The manufacture of our products relies on the use of live plant material that requires our production facility to be located adjacent to the source of raw materials. Accordingly, it is impractical in most instances to import raw materials for production in the event natural disasters or adverse weather affects our crops. Hail, drought, flooding and fires are potential risks in our area, any or a combination of which could impact our ability to harvest raw materials and produce our extracts. We have been unable to obtain insurance covering crop failure or business interruption due to weather or disaster in South Africa and therefore do not carry this insurance coverage. As a result, if we are unable to harvest, it could have a material adverse effect on our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting apart from appointing new independent auditors and financial personal to assist with the timely and accurate preparation, review, and audit of our Exchange Act reports.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued a total of 1,264,600 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1. The Company issued 1,164,600 restricted common shares for $75,000 cash.

2. The Company issued 100,000 restricted common shares for services valued at $16,000.

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

Plandaí Biotechnology, Inc. (Registrant)

Date: July 29, 2016	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

