Form 10-Q
period 2015-12-31
Plandai Biotechnology, Inc.
filed 2016-08-12
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 20, 2016, the issuer had 186,531,236 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2015	2015
ASSETS
Current Assets:
Cash	$13,506	$33,619
Inventory	45,490	2,286
Accounts Receivable	18,796	17,122
Other Current Assets	95,722	365,132
Total Current Assets	173,514	418,159

Deposits	60,327	75,246
Other Assets	92,189	1,220
Fixed Assets – Net	6,045,038	8,009,956
Total Assets	$6,371,068	$8,504,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$467,137	$316,345
Accrued Interest	492,250	288,612
Convertible Notes Payable, net of discount	547	—
Derivative Liability	72,075	—
Current Portion of Long Term Debt	13,334,576	14,526,213
Related Party Payables	12,680	16,177
Total Current Liabilities	14,379,265	15,147,347

Other Liabilities	125,681	159,994
Deferred Lease Obligation	1,340,700	1,513,976
TOTAL LIABILITIES	15,845,646	16,821,317

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 170,284,536 and 164,419,936 shares issued and outstanding as of December 31, 2015 and June 30, 2015	17,028	16,442
Additional Paid-In Capital	30,327,743	30,124,629
Common Stock Issuable	135,000	45,000
Accumulated Deficit	(38,235,842)	(36,309,281)
Cumulative Foreign Currency Translation Adjustment	274,187	(375,880)
Total Stockholders’ Deficit	(7,481,884)	(6,499,090)
Non-controlling Interest	(1,992,694)	(1,817,646)
Equity Allocated to Plandaí Biotechnology	(9,474,578)	(8,316,736)
Total Liabilities and Stockholders' Deficit	$6,371,068	$8,504,581
The accompanying notes are an integral part of these unaudited financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues	$50,553	67,101	91,473	$153,452

Expenses:
Production Costs	229,424	215,569	435,274	407,199
Payroll	188,977	289,437	397,460	517,781
Rent	83,584	106,555	175,662	216,977
Professional Services	18,880	128,350	165,239	378,332
Depreciation	133,303	46,404	276,974	92,763
General and Administrative	95,165	439,684	218,873	936,250
Total Expenses	749,333	1,225,999	1,669,482	2,549,302

Operating Loss	(698,780)	(1,158,898)	(1,578,009)	(2,395,850)

Other Income (Expense)
Other Income	276,139	—	288,721	781,535
Change in Derivative Liability	(3,747)	—	(3,747)	—
Interest Expense	(323,881)	(133,925)	(633,502)	(250,518)
Net Loss	$(750,269)	$(1,292,824)	(1,926,537)	(1,864,832)

Allocation to Non-Controlling Interests	64,505	98,925	175,048	71,904

Net Loss, Adjusted	(685,764)	(1,193,898)	(1,751,489)	(1,792,928)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	325,073	(216,222)	665,262	(461,940)

Comprehensive Income (Loss)	$(360,691)	(1,410,120)	(1,086,227)	$(2,254,868)
Basic & diluted loss per share	$(0.00)	(0.01)	(0.01)	$(0.01)
Weighted Avg. Shares Outstanding	166,971,564	132,614,582	165,704,083	133,661,782

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,	For the six months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,926,537)	$(1,864,832)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	277,367	92,763
Amortization of Debt Discount	32,749	—
Stock Issued or Payable for Services	106,000	741,536
Derivative Interest	18,331	—
Change in value of Derivative Liability	3,743	—
Addition to Notes Payable from Interest Added to Principal	382,115	—
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(6,154)	(3,407)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	237,536	(188,763)
Decrease in Related Party Receivable	—	426,444
Increase in Deposits	(1,537)	—
Increase in Inventory	(50,047)	(648)
(Increase) Decrease in Other Assets	(105,582)	78,461
Increase in Accounts Payable and Accrued Expenses	214,104	62,286
Increase in Deferred Lease Obligation	176,271	92,168
Increase in Related Party Payables	—	14,076
Increase in Accrued Interest	203,638	26,747
Net Cash Used in Operating Activities	(438,003)	(523,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(9,513)	(843,062)
Net Cash Used in Investing Activities	(9,513)	(843,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Long Term Debt, Net of Discount	400,000	3,800,000
Proceeds from Issuing Convertible Debt	50,000	—
Payments of Convertible Debt	—	(18,112)
Principal Payments on Long Term Debt	(162,329)	(1,455,830)
Proceeds from the Sale of Common Stock	187,700	276,700
Net Cash Provided by Financing Activities	475,371	2,602,758

Effect of Exchange Rates on Cash Flows	(47,968)	(461,942)

Net Increase (Decrease) in Cash and Cash Equivalents	(20,113)	774,585
Cash and Cash Equivalents at Beginning of Period	33,619	156,570
Cash and Cash Equivalents at End of Period	13,506	931,155

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to retire debt	$—	$22,662
Interest expense added to loan principal	$382,115	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$85,402
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three and six months ended December 31, 2015 and December 31, 2014. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

This summary of accounting policies for Plandaí Biotechnology, Inc. and its wholly-owned subsidiaries, is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended June 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015 filed with the SEC.

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

In January 2014, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants as of December 31, 2015.

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

NOTE 3 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2015 and June 30, 2015 consisted of the following:

	December 31, 2015	June 30, 2015
Plant and Equipment	$5,841,362	$7,487,506
Machinery and Equipment	162,592	211,283
Leasehold Improvements	629,245	752,530
Furniture and Fixtures	63,986	81,626
Automobiles	71,087	90,684
Computers and Equipment	18,191	23,206
Less: Accumulated Depreciation	(741,425)	(636,879)
Fixed Assets, net	$6,045,038	$8,009,956

The reduction in fixed assets results from a combination of depreciation expense and the fluctuation of the South African Rand against the U.S. Dollar, as all of the Company’s fixed assets are located in South Africa.

Depreciation expense

Depreciation expense for the three and six months ended December 31, 2015 was $133,303 and $276,974, compared to $46,404 and $92,763 for the three and six months ended December 31, 2014, respectively. The Company did not commence depreciating the leasehold improvements, plant and equipment, and other fixed assets associated with the factory until they were placed in service, January 1, 2015. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 8).

NOTE 4 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its operational South African subsidiaries for the periods presented:

As of June 30, 2015:

	South Africa	United States	Total
Assets	$8,406,177	$98,404	$8,504,581
Liabilities	$10,402,092	$6,419,225	$16,821,317

As of December 31, 2015

	South Africa	United States	Total
Assets	$6,302,197	$68,871	$6,371,068
Liabilities	$8,473,164	$7,372,482	$15,845,646

For the six-months ended December 31, 2015

	South Africa	United States	Total
Revenues from external customer	$91,473	$—	$91,473
Expenses	$1,093,874	$591,259	$1,685,133
Interest expense	$378,787	$236,387	$615,174
Segment loss	$1,081,816	$844,721	$1,926,537

For the six-months ended December 31, 2014
	South Africa	United States	Total
Revenues from external customer	$153,452	$—	$153,452
Expenses	$744,756	$1,804,546	$2,549,302
Interest expense	$129,935	$120,583	$250,518
Segment loss	$346,904	$978,860	$1,325,764

NOTE 5 –NOTES PAYABLE

As of the dates presented, the long-term loan balances were as follows:

	Interest Rate	Due Date	December 31, 2015	June 30, 2015
Loan Principle and Interest - Land Bank	See below	See below	$6,778,061	$8,401,900
Notes Payable – other third party	6%	July 1, 2016	6,900,000	6,500,000
Less: Discount			(343,485)	(375,687)
			13,334,576	14,526,213
Less: Current Portion			(13,334,576)	(14,526,213)
Long Term Debt, Net of Discount			$—	$—

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

Collectively, these notes total $6,900,000 and $6,500,000 as of December 31, 2015 and June 30, 2015, respectively, and were due and payable twelve months after issuance. The Company subsequently renegotiated the due date on each of these notes to July 1, 2016. The Company is not required to make monthly payments on any of these notes. As of December 31, 2015 and June 30, 2015, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $492,250 and $288,612, respectively.

Land and Agriculture Bank of South Africa

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $6.5 million USD at current rates) financing with the Land and Agriculture Bank of South Africa (“Land Bank”). The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand (approx. $6.5 million USD at current exchange rates). The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first draw down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt to equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1, none of which are currently in compliance. However, the Company consistently notified the Bank of this situation and has requested written documentation as to the Bank’s intention. The Bank has provided documentation extending the “holiday” at least through December 2016. As of and through the date of this report, the Land Bank has not provided any notice of default or requested compliance with the terms of the loans.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During the three and six months ended December 31, 2015 the Company amortized $16,101 and $32,202, respectively, leaving a debt discount balance of $343,485 at December 31, 2015.

As of December 31, 2015, a total of $6,778,061, which includes capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that are employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000 South African Rand (approximately $145,000 US Dollars). During the six months ended December 30, 2015, the Company paid approximately $162,329 and accrued $382,115 in capitalized interest. Commencing August 2015, the Company ceased making payments to the Land Bank and has been in discussions to renegotiate the payment terms of the obligation. The Land Bank has been cooperative in this effort and has not expressed any intention to foreclose or accelerate the debt balances. Inasmuch as the Company is out of compliance with certain loan covenants including the non-payment of scheduled monthly amounts due under the various leases, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheet as of December 31 and June 30, 2015.

Future maturities of long-term debt are as follows:

2016	$8,640,000
2017	1,740,000
2018	1,740,000
2019	1,214,576
13,334,576

NOTE 6 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
June 30, 2015	$—	$—	$—	$—
Issued in the period	55,000	(55,000)	—	—
Converted into shares of common stock	—	—	—	—
Payments of principal and interest	—	—	—	—
Amortization of debt discount	—	547	—	547
Interest accrued	—	—	—	—
December 31, 2015	$55,000	$(54,453)	$—	$547

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

On November 16, 2015, the Company executed a convertible promissory note with a maximum principal amount of $250,000. Amounts received under this promissory note are issued net of a 10% original issue discount. Each payment of consideration matures one year from the date of distribution. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $5,000, and the aggregate principal balance to be repaid being $55,000. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and was amortized over the life of the convertible debenture.

The Company valued the conversion features on this advances at origination at $68,328 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.5% and annualized volatility of 112%. $55,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $13,328 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities

June 30, 2015	$—
Value acquired during the period	68,328
Settled on issuance of common stock	—
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	3,747
December 31, 2015	$72,075

NOTE 7 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of December 31, 2015 and June 30, 2015 the amount of this deferred liability was $1,340,700 and $1,513,976, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of December 31, 2015 and June, 2015, the amount of this receivable was $92,189 and $91,470, respectively.

NOTE 8 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate between July and September being used for income statement purposes and the closing exchange rate as of September 30 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the three months ended December 31, 2015 and 2014, the Company recorded a foreign currency translation adjustment gain of $325,073 and ($216,222), respectively. In the six months ended December 31, 2015 and 2014, the Company recorded a foreign currency translation adjustment gain of $665,262 and ($461,940), respectively.

NOTE 9 – OTHER INCOME

For the six months ended December 31, 2015, Other Income consisted principally of $288,720 received as a grant from the South African government. For the six months ended December 31, 2014, Other Income consisted principally of $781,535 received as part of a settlement agreement resulting from delays in completing the Senteeko factory in South Africa.

NOTE 10 – COMMON STOCK

During the six months ended December 31, 2015, the Company issued a total of 3,364,600 shares of restricted common stock as follows:

  The Company issued 5,764,600 restricted common shares for $187,700 cash.
  The Company issued 100,000 restricted common shares for services valued at $16,000.

Common Stock Issuable

Pursuant to two agreements executed on March 1, 2013 by the Company with two of its officers, the Company is obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. The Company records the value of these shares on quarterly basis based on the value of the stock on the date of the agreements (March 1, 2013). As of December 31, 2015 and June 30, 2014, the common shares issuable pursuant to the employment agreements were $135,000 and $45,000, respectively.

NOTE 11 – WARRANTS

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

The following table summarizes share warrants activity for the periods presented:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2015	3,333,334	$0.01	8.5 years
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, December 31, 2015	3,333,334	$0.01	8.25 years
Warrants exercisable, December 31, 2015	3,333,334	$0.01	8.25 years

The following table summarizes information about warrants outstanding as of December 31, 2015:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	8.5 years

	3,333,334

NOTE 12 – NON-CONTROLLING INTEREST

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the six months ended December 31, 2015.

Related Party Payables

As of December 31, 2015 and June 30, 2015, the Company owed a total of $12,680 and $16,177, respectively, to Roger Duffield, our Chief Executive Officer, for advances made to one of the Company’s South African subsidiaries in the ordinary course of business. The advances are non-interest bearing and payable on demand.

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013 with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At December 31 and June 30, 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $135,000 and $45,000, respectively, as common stock issuable.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

•	Between January 2016 and June 28, 2016, the Company sold 12,875,000 shares of restricted common stock to unaffiliated third parties for cash of $350,230. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	On January 1, 2016, the Company received $50,526 and issued a promissory note in the amount of £35,000. The note is due December 31, 2016 and bears interest at the rate of 15% per annum, which is payable every six months.
•	Between January 1, 2016 and July 20, 2016, the Company issued a total of $425,000 in convertible promissory notes to various third parties, receiving net proceeds of $395,500. The difference between the face value of the note and net proceeds includes loan origination fees, legal fees, and prepaid interest. The notes are due between February and July, 2017. The notes convert at a discount to market of between 40-50% off the lowest intra-day trading price over the 15-20 day period prior to conversion. The notes bear interest between 8-10%.
•	On February 29, 2016, the Company accepted the resignation of Jamen Shively from the Board of Directors. On that same day, the Company terminated the employment of Jessica Gutierrez as Executive Vice President and Corporate Secretary. Callum Cottrell-Duffield, who presently serves as Vice President of Sales and Marketing, and as a Director, was appointed Corporate Secretary.
•	The Company issued a total of 5,871,700 shares for services rendered, including 3,200,000 shares to officers and employees of the Company under previously executed employments contracts.

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

The Company’s production facility in South Africa received its certificate of occupancy and operations on December 31, 2014. During the fourth quarter of fiscal 2015, the Company began shipping product to customers and recording sales. However, a hailstorm during the quarter destroyed a large percentage of the tea crop and there was insufficient time remaining in the growing season to yield another harvest. As a result, sales for the final quarter through December 31, 2014 were limited. Production recommenced in October 2015 with the commencement of harvest season.

The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts, combined with projected sales for fiscal 2016, will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our Company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the six months ended December 30, 2015, we borrowed $400,000 from an unaffiliated third party under a promissory note due and payable July 1, 2016 and earning interest at 6% per annum. We also sold 5,764,600 shares of our restricted common stock for net proceeds of $187,700.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds and phytonutrients from organic matter, including green tea leaves, citrus and many other plants. Various tests have been conducted over the past ten years using this technology to generate functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field. Polyphenols from green tea are an excellent source of antioxidant and anti-carcinogenic substances. The Company leases 3,237 hectares (approx. 8,000 acres) of agriculture land in Mpumalanga, South Africa, under a 49-year notarial lease, which includes over a thousand acres of cultivated green tea. In addition, the Company has recently completed a 100,000 sq. ft. state-of-the-art extraction facility on site which came online in December 2014. Plandaí intends to use its plantation leases to focus on the farming of whole fruits, vegetables and live plant material and the production of proprietary botanical extracts for the health and wellness industry using its proprietary extraction technology and the extraction facility.

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

The Company has commercialized the Phytofare® catechin complex and is currently developing the Phytofare® limonoid glycoside complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in December 2014, with initial sales commencing in May 2015. The limonoid glycoside product is extracted from lemons which are sourced from local orchards in South Africa and then produced in the same factory that makes the green tea product. The Phytofare® Limonoid Glycoside Complex is scheduled be introduced to the market in late 2016.

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

COMPETITION

The Company faces competition from a variety of sources. There are several large producers of farm products including green tea and there are numerous companies that develop and market nutriceutical products that include bio-available compounds including those from green tea and citrus extracts. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality and higher concentration extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing. The Company’s unique patent-pending technology, combined with the patented Pheroid® technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

SALES

For the three months ended December 31, 2015, revenues were $50,553 compared to revenues of $67,101 for the quarter ended December 31, 2014. Sales for the 2015 quarter included sales of Phytofare®, timber from the Company’s tea estate in South Africa, and revenues from the on-site store. Sales in 2014 only included timber from the Company’s tea estate in South Africa and revenues from the on-site store. The decrease is due in part to a reduction in the value of the Rand which declined 27% (11.2:1 compared to 14.2;1) between the two quarters.

EXPENSES

Our total expenses for the three months ended December 31, 2015 were $754,333 compared to $1,225,999 for the same period of the prior year, a decrease of 38%. The primary decrease resulted from to a reduction in the value of the Rand which declined 27% (11.2:1 compared to 14.2;1) between the two quarters. In addition, General and Administrative expenses went from $439,684 to $95,165, principally from the reduction in operating costs in South Africa as the factory construction was nearing completion. Additional reductions of $100,460 in Salaries and Wages and $109,500 in Professional Services were also recorded. Professional Services includes legal costs, which were higher in 2014. These decreases were partially offset by an increase in Depreciation Expense, which increased from $46,404 to $133,461 resulting from commencing depreciation on the factory when it was placed in service.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three months ended December 31, 2015 included $303,553 related to interest expense. Interest expense in 2014 was $133,925. The increase resulted from the Company having substantially greater interest-bearing debt in 2015 versus 2014. During the three months ended December 31, 2015, the Company also recorded $271,139 in Other Income generated primarily from a grant from the South African government. Other income in 2014 included $781,535 received on settlement of a construction dispute.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

SALES

For the six months ended December 31, 2015, revenues were $91,473 compared to revenues of $153,452 for the period ended December 31, 2014, a decrease of 40%. Sales for 2015 quarter included sales of Phytofare®, timber from the Company’s tea estate in South Africa, and revenues from the on-site store. Sales in 2014 only included timber from the Company’s tea estate in South Africa and revenues from the on-site store. The decrease was due in part to a reduction in the value of the Rand which declined 27% (11.2:1 compared to 14.2;1) between the two quarters. The remaining decline resulted from reduced timber sales.

EXPENSES

Our total expenses for the six months ended December 31, 2015 were $1,669,482 compared to $2,549,302 for the same period of the prior year, a decrease of 35%. The primary decrease is partially attributed to a reduction in the value of the Rand which declined 27% (11.2:1 compared to 14.2;1) between the two quarters. In addition, General and Administrative expenses went from $936,250 to $218,873, principally due to decreased in operating costs. Additional reductions of $120,321 in Salaries and Wages and $214,000 in Professional Services were also recorded. Professional Services includes legal costs, which were higher in 2014. These decreases were partially offset by an increase in Depreciation Expenses, which increased from $92,763 to $276,974 resulting from commencing depreciation on the factory once it was placed in service.

OTHER INCOME & EXPENSES

Other Income and Expenses for the six months ended December 31, 2015 included $615,174 related to interest expense. Interest expense in 2014 was $250,518. The increase resulted from the Company having substantially greater interest-bearing debt in 2015 versus 2014. During the six months ended December 31, 2015, the Company also recorded $288,721 in Other Income generated primarily from a grant from the South African government, which was a one-time, non-contingent award based on the Company having created new jobs in the sector. During the six months ended December 31, 2014, the Company recorded $781,535 in Other Income generated from the proceeds on a settlement.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2015, the Company used cash in operating activities totaling $483,003, which was primarily attributable to a loss from operations of $1,926,537 offset against several non-cash expense items such as depreciation of $277,367, stock issued for services of $106,000, deferred lease obligation of $176,271, and interest expense of $382,115 which was added to the loan balance. Additionally, the loss was offset by changes in assets and liabilities including a decrease in prepaid and other current assets of $131,954, an increase in accounts payable and accrued liabilities of $214,104, an increase in inventory of $50,047 and an increase in accrued interest of $203,638. Cash used in investing activities was $9,513, which consisted of the purchase of fixed assets. Cash provided by financing activities was $475,371 generated by third party loans of $400,000, the issuance of $50,000 in convertible debt, and the sale of common stock of $187,700, offset by the repayment of long-term debt of $162,329.

As of December 31, 2015, the Company had current assets of $173,514 compared to current liabilities of $14,379,265. Current liabilities include accounts payable and accrued liabilities of $467,137, and accrued interest of $492,250. Included in current liabilities is $13,334,576 in notes payable, of which $4,694,576 is long-term debt that has been reclassified as current due to the Company being out of compliance with certain loan covenants.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan documents on a 100 million Rand (approx. $6.5 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing up to 20 metric tons of tea leaf per day commencing with the September 2015 growing season. The Company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare™ Catechin Complex in January 2015 and sales commenced in May 2015. In addition, the Company borrowed $6,900,000 from an unrelated third party and sold shares of restricted common stock to raise operating capital. Management anticipates that, over the coming several months, the Company will continue to need additional investment in the form of either debt or proceeds from the sale of stock until such time as it can generate sufficient cash flow from the sale of its products.

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

Revenue recognition

The Company derives its revenue from the production and sale of bioavailable extracts in both raw material and finished product form. Revenues are recognized when product is ordered and delivered. Product shipped on consignment is not counted in revenue until sold. The Company also generates revenues from the sales of timber and produce generated on its estate in South Africa. Such revenues are recorded when the timber is transferred to the customer, which generally coincides with the receipt of payment. Finally, the Company receives income from a general store operated for the convenience of workers who live on-site.

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company evaluates its long-lived assets on an annual basis to determine if there is an impairment on useful life or the ability of the Company to realize sufficient economic value over the course of the remaining useful life. The Company most recently evaluated its long-lived assets in connection with the preparation of its annual financial statements for the year ended June 30, 2015 and determined that there was no impairment.

Intangible assets are accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. The share exchange did not result in the recording of goodwill and there is not currently any goodwill recorded. In February 2014, the Company purchased a license from Diego Pellicer in exchange for warrants to purchase shares of the Company’s common stock. The value of such warrants was capitalized as a License; however, since the Company has thus far not produced and sold a product that would benefit from the license, a reserve of 100% was recorded against the license.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures using the COSO integrated framework. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of December 31, 2015 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2015, the Company issued a total of 3,364,600 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1. The Company issued 3,264,600 restricted common shares for $138,000 cash.

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

Plandaí Biotechnology, Inc.
(Registrant)

Date: August 11, 2016	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

