Form 10-Q
period 2016-03-31
Plandai Biotechnology, Inc.
filed 2016-08-17
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2016, the issuer had 186,531,236 shares of its common stock issued and outstanding.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2016	2015
ASSETS
Current Assets:
Cash	$7,962	$33,619
Inventory	54,004	2,286
Accounts Receivable	47,997	17,122
Other Current Assets	66,387	365,132
Total Current Assets	176,350	418,159

Deposits	64,678	75,246
Other Assets	108,468	1,220
Fixed Assets – Net	6,276,292	8,009,956
Total Assets	$6,625,788	$8,504,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$476,349	$316,345
Accrued Interest	598,410	288,612
Convertible Notes Payable, net of discount	8,331	—
Derivative Liability	347,917	—
Current Portion of Long Term Debt	13,942,020	14,526,213
Note Payable to Related Party	50,526	—
Related Party Payables	14,890	16,177
Total Current Liabilities	15,438,443	15,147,347

Other Liabilities	133,086	159,994
Deferred Lease Obligation	1,501,182	1,513,976
TOTAL LIABILITIES	17,072,711	16,821,317

STOCKHOLDERS' DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 180,406,236 and 164,419,936 shares issued and outstanding as of March 31, 2016 and June 30, 2015	18,041	16,442
Additional Paid-In Capital	30,685,041	30,124,629
Common Stock Issuable	50,000	45,000
Accumulated Deficit	(39,324,396)	(36,309,281)
Cumulative Foreign Currency Translation Adjustment	199,280	(375,880)
Total Stockholders’ Deficit	(8,372,034)	(6,499,090)
Non-controlling Interest	(2,074,889)	(1,817,646)
Equity Allocated to Plandaí Biotechnology	(10,446,923)	(8,316,736)
Total Liabilities and Stockholders' Deficit	$6,625,788	$8,504,581
The accompanying notes are an integral part of these unaudited financial statements.
4

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$100,295	$21,744	$197,798	$64,024

Expenses:
Production Costs	194,396	181,214	627,506	583,506
Payroll	225,478	5,079,803	623,318	6,128,980
Rent	75,978	107,859	250,507	325,121
Professional Services	17,334	80,597	182,714	455,161
Depreciation	118,609	46,695	393,678	139,517
General and Administrative	193,399	514,834	411,194	802,147
Total Expenses	825,194	6,011,002	2,488,917	8,434,432

Operating Loss	(724,899)	(5,989,258)	(2,291,119)	(8,370,408)

Other Income (Expense)
Other Income	—	12,765	273,922	777,724
Change in Derivative Liability	5,330	—	9,077	—
Interest Expense	(375,242)	(296,292)	(1,006,996)	(552,344)
Net Loss	$(1,094,811)	$(6,272,785)	$(3,015,116)	$(8,145,028)

Allocation to Non-Controlling Interests	82,585	120,962	257,243	192,867

Net Loss, Adjusted	(1,012,226)	(6,151,823)	(2,757,873)	(7,952,161)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(74,907)	145,449	575,160	(432,361)

Comprehensive Income (Loss)	$(1,087,133)	$(6,006,374)	$(2,182,713)	$(8,384,522)
Basic & diluted loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.06)
Weighted Avg. Shares Outstanding	175,663,325	140,845,731	169,034,016	135,224,529

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,	For the nine months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,015,116)	$(8,145,028)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	393,678	139,517
Amortization of Debt Discount	52,691	—
Stock Issued or Payable for Services	273,350	5,971,536
Derivative Interest	85,936	—
Change in value of Derivative Liability	(9,077)	—
Addition to Notes Payable from Interest Added to Principal	559,529	—
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(34,665)	1,092
Decrease (Increase) in Prepaid Expenses and Other Current Assets	257,668	(134,920)
Decrease in Related Party Receivable	—	426,444
(Increase) Decrease in Deposits	(2,277)	8,125
Increase in Inventory	(53,467)	(985)
(Increase) Decrease in Other Assets	(111,300)	71,330
Increase in Accounts Payable and Accrued Expenses	212,124	73,865
Increase in Deferred Lease Obligation	250,853	139,517
Increase (Decrease) in Related Party Payables	1,462	(2,949)
Increase in Other Liabilities	—	178,363
Increase in Accrued Interest	309,798	158,253
Net Cash Used in Operating Activities	(828,813)	(1,115,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(11,379)	(752,083)
Net Cash Used in Investing Activities	(11,379)	(752,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Long Term Debt, Net of Discount	400,000	1,988,396
Proceeds from Issuing Convertible Debt	275,000	—
Proceeds from Issuing Notes to Related Party	50,526	—
Principal Payments on Long Term Debt	(154,009)	—
Proceeds from the Sale of Common Stock	293,660	286,700
Net Cash Provided by Financing Activities	865,177	2,275,096

Effect of Exchange Rates on Cash Flows	(50,642)	(435,757)

Net Increase (Decrease) in Cash and Cash Equivalents	(25,657)	(28,584)
Cash and Cash Equivalents at Beginning of Period	33,619	156,570
Cash and Cash Equivalents at End of Period	7,962	127,986

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to retire debt	$—	$24,674
Interest expense added to loan principal	$559,529	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$220,643
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2016

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three and nine months ended March 31, 2016 and March 31, 2015. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

This summary of accounting policies for Plandaí Biotechnology, Inc. and its wholly-owned subsidiaries, is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended June 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015 filed with the SEC.

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

In January 2014, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share; however, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive. During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 3,333,334 outstanding exercisable warrants as of March 31, 2016.

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

NOTE 3 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2016 and June 30, 2015 consisted of the following:

	March 31, 2016	June 30, 2015
Plant and Equipment	$6,188,185	$7,487,506
Machinery and Equipment	172,172	211,283
Leasehold Improvements	666,320	752,530
Furniture and Fixtures	67,756	81,626
Automobiles	75,275	90,684
Computers and Equipment	19,263	23,206
Total Fixed Assets	7,188,971	8,646,835
Less: Accumulated Depreciation	(912,679)	(636,879)
Fixed Assets, net	$6,276,292	$8,009,956

The reduction in fixed assets results from a combination of depreciation expense and the fluctuation of the South African Rand against the U.S. Dollar, as all of the Company’s fixed assets are located in South Africa.

Depreciation expense

Depreciation expense for the three and nine months ended March 31, 2016 was $118,609 and $393,678 compared to $46,695 and $139,517 for the three and nine months ended March 31, 2015, respectively. The Company did not commence depreciating the leasehold improvements, plant and equipment, and other fixed assets associated with the factory until they were placed in service, January 1, 2015. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 8).

NOTE 4 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its operational South African subsidiaries for the periods presented:

As of June 30, 2015:

	South Africa	United States	Total
Assets	$8,406,177	$98,404	$8,504,581
Liabilities	$10,402,092	$6,419,225	$16,821,317

As of March 31, 2016

	South Africa	United States	Total
Assets	$6,578,361	$47,427	$6,625,788
Liabilities	$9,245,853	$7,826,858	$17,072,711

For the three-months ended March 31, 2016

	South Africa	United States	Total
Revenues from external customer	$100,295	$—	$100,295
Expenses	$468,508	$356,686	$825,194
Interest expense	$179,031	$196,211	$375,242
Segment loss	$547,244	$547,567	$1,094,811

For the nine-months ended March 31, 2016
	South Africa	United States	Total
Revenues from external customer	$197,798	$—	$197,798
Expenses	$1,545,972	$942,945	$2,488,917
Interest expense	$556,070	$450,926	$1,006,996
Segment loss	$1,630,322	$1,384,794	$3,015,116

NOTE 5 –NOTES PAYABLE

As of the dates presented, the long-term loan balances were as follows:

	Interest Rate	Due Date	March 31, 2016	June 30, 2015
Loan Principle and Interest - Land Bank	See below	See below	$7,369,404	$8,401,900
Notes Payable – other third party	6%	July 1, 2016	6,900,000	6,500,000
Less: Discount			(327,384)	(375,687)
			13,942,020	14,526,213
Less: Current Portion			(13,942,020)	(14,526,213)
Long Term Debt, Net of Discount			$—	$—

Notes Payable – other third party

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

Collectively, these notes total $6,900,000 and $6,500,000 as of March 31 2016 and June 30, 2015, respectively, and were due and payable twelve months after issuance. The Company subsequently renegotiated the due date on each of these notes to July 1, 2016. The Company is not required to make monthly payments on any of these notes. As of March 31, 2016 and June 30, 2015, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $594,332 and $288,612, respectively.

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

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During the three and nine months ended March 31, 2016 the Company amortized $16,101 and $48,303, respectively, leaving a debt discount balance of $327,384 at March 31, 2016.

As of March 31, 2016, a total of $7,369,404, which includes capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that are employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000 South African Rand (approximately $145,000 US Dollars). During the nine months ended March 31, 2016, the Company paid approximately $162,329 and accrued $559,088 in capitalized interest. Commencing August 2015, the Company ceased making payments to the Land Bank and has been in discussions to renegotiate the payment terms of the obligation. The Land Bank has been cooperative in this effort and has not expressed any intention to foreclose or accelerate the debt balances. Inasmuch as the Company is out of compliance with certain loan covenants including the non-payment of scheduled monthly amounts due under the various leases, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheets as of March 31, 2016 and June 30, 2015.

Future maturities of long-term debt are as follows:

2016	$8,640,000
2017	1,740,000
2018	1,740,000
2019	1,740,000
2020	82,020
13,942,020

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

On January 1, 2016, the Company borrowed £35,000 ($50,526 at March 31, 2016), from the son of Roger Baylis-Duffield, the Company’s Chief Executive Officer, the proceeds from which were used for general operating purposes. The note bears interest at the rate of 15% per annum, with interest due semi-annually, and the balance plus any accrued interest due and payable on December 31, 2016.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest	Total
June 30,2015	$—	$—	$—	$—
Issued in the period	292,500	(288,558)	—	3,942
Converted into shares of common stock	—	—	—	—
Payments of principal and interest	—	—	—	—
Amortization of debt discount	—	4,389	—	4,389
Interest accrued	—	—	—	—
March 31, 2016	$292,500	$(284,169)	$—	$8,331

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

On November 16, 2015, the Company executed a convertible promissory note with a maximum principal amount of $250,000. Amounts received under this promissory note are issued net of a 10% original issue discount. Each payment of consideration matures one year from the date of distribution. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $5,000, and the aggregate principal balance to be repaid being $55,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advance at origination at $68,328 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.5% and annualized volatility of 112%. $55,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $13,328 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On January 6, 2016, the Company executed a convertible promissory note in the amount of $30,000. The note does not bear interest, however, the Company would incur a re-payment penalty of $7,500 if it chose to repay the note rather than allow conversion. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 58% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company valued the conversion features on this note at origination at $26,058 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 111%. The Company recorded a debt discount of $30,000 as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The difference of $3,942 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On January 6, 2016, the Company executed an 8% interest convertible promissory note in the amount of $50,000, which is due and payable on January 5, 2017. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note and recorded a debt discount of $50,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advances at origination at $61,876 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 111%. The balance of $11,876 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On February 11, 2016, the Company executed a 10% interest convertible promissory note in the amount of $55,000, which is due and payable February 11, 2017. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $5,000, and the aggregate principal balance to be repaid being $55,000. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and was amortized over the life of the convertible debenture. The Company valued the conversion features on this advances at origination at $70,242 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 121%. $55,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $15,242 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On February 23, 2016, the Company executed an 8% interest convertible promissory note in the amount of $50,000, which is due and payable February 22, 2017. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company valued the conversion features on this advances at origination at $63,856 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 121%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $13,856 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On March 24, 2016, the Company executed a 10% interest convertible promissory note in the amount of $52,500. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $2,500, and the aggregate principal balance to be repaid being $52,500. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advances at origination at $66,633 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 119%. $52,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $14,133 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities

June 30, 2015	$—
Value acquired during the period	356,994
Settled on issuance of common stock	—
Settled on payment of outstanding principal and interest	—
Revaluation on settlement on issuance of common stock or reporting date	(9,077)
March 31, 2016	$347,917

NOTE 8 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of March 31, 2016 and June 30, 2015 the amount of this deferred liability was $1,501,182 and $1,513,976, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of March 31, 2016 and June, 2015, the amount of this receivable was $108,468 and $91,470, respectively.

NOTE 9 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate between July and September being used for income statement purposes and the closing exchange rate as of September 30 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the three months ended March 31, 2016 and 2015, the Company recorded a foreign currency translation adjustment gain (loss) of $(74,097) and $145,449, respectively. In the nine months ended March 31, 2016 and 2015, the Company recorded a foreign currency translation adjustment gain (loss) of $575,160 and ($432,361), respectively.

NOTE 10 – OTHER INCOME AND EXPENSE

For the nine months ended March 31, 2016, Other Income consisted principally of $273,922 received as a one-time grant from the South African government. For the nine months ended March 31, 2015, Other Income consisted principally of $777,724 received as part of a settlement agreement resulting from delays in completing the Senteeko factory in South Africa. For the three months ended March 31, 2015, Other Income was $12,765, which consisted of the proceeds from an insurance claim.

NOTE 11 – COMMON STOCK

During the nine months ended March 31, 2016, the Company issued a total of 15,986,300 shares of restricted common stock as follows:

1. The Company issued 10,681,300 restricted common shares for $293,660 cash.

2. The Company issued 5,305,000 restricted common shares for services valued at $273,350.

Common Stock Issuable

Pursuant to two agreements executed on March 1, 2013 by the Company with two of its officers, the Company is obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. The Company records the value of these shares on quarterly basis based on the value of the stock on the date of the agreements (March 1, 2013). As of March 31, 2016 and June 30, 2015, the common shares issuable pursuant to the employment agreements were $0 and $45,000, respectively. Common stock issuable at March 31, 2016 consisted of $50,000, which represented the proceeds received from two individuals who purchased shares of restricted common stock which had not been issued as of March 31, 2016.

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

On November 10, 2015, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share, such warrants expiring three years after issuance. The warrants were issued as part of a stock purchase agreement with a third party.

The following table summarizes share warrants activity for the periods presented:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2015	3,333,334	$0.01	8.5 years
Issued	2,500,000	0.10	2.7 years
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Warrants outstanding, March 31, 2016	5,833,334	$0.05	5.6 years
Warrants exercisable, March 31, 2016	5,833,334	$0.05	5.6 years

The following table summarizes information about warrants outstanding as of March 31, 2016:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	7.8 years
$0.10	2,500,000	2.7 years
	5,833,334

NOTE 13 – NON-CONTROLLING INTEREST

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the nine months ended March 31, 2016.

Related Party Payables

As of March 31, 2016 and June 30, 2015, the Company owed a total of $14,890 and $16,177, respectively, to Roger Duffield, our Chief Executive Officer, for advances made to one of the Company’s South African subsidiaries in the ordinary course of business. The advances are non-interest bearing and payable on demand.

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013 with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At March 31, 2016 and June 30, 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $0 and $45,000, respectively, as common stock issuable.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

•	Between April 2016 and August 1, 2016, the Company sold 6,125,000 shares of restricted common stock to unaffiliated third parties for cash of $75,000. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.
•	Between April 2016 and August 1, 2016, the Company issued a total of $242,500 in convertible promissory notes to various third parties, receiving net proceeds of $225,000. The difference between the face value of the note and net proceeds includes loan origination fees, legal fees, and prepaid interest. The notes are due between February and June, 2017. The notes convert at a discount to market of 50% off the lowest intra-day trading price over the 15-20 day period prior to conversion. The notes bear interest between 8-10%.

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

The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts, combined with projected sales for fiscal 2016, will generate sufficient cash flows from future operations to pay the Company's obligations and realize positive cash flow. There is no assurance any of these transactions will occur

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our Company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the nine months ended March 31, 2016, we borrowed $400,000 from an unaffiliated third party under a promissory note due and payable July 1, 2016 and earning interest at 6% per annum. We also sold 8,514,600 shares of our restricted common stock for net proceeds of $293,660 and issued $290,000 in convertible debentures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

SALES

For the three months ended March 31, 2016, revenues were $100,295 compared to revenues of $21,744 for the quarter ended March 31, 2015. Sales for the 2016 quarter included sales of Phytofare®, timber from the Company’s tea estate in South Africa, and revenues from the on-site store. Sales in 2015 included timber from the Company’s tea estate in South Africa and revenues from the on-site store.

EXPENSES

Our total expenses for the three months ended March 31, 2016 were $825,194 compared to $6,011,002 for the same period of the prior year. The primary decrease resulted from to a reduction in Salaries and Wages ($225,478 in 2016 compared to $5,079,803 in 2015), which is attributed to a greater number of shares issued for services in the prior year quarter, the majority of which related to a one-time stock bonus paid to the Company’s Chief Executive Officer. In addition, General and Administrative expenses decreased from $514,834 to $193,399, attributable to shares issued for consulting services in the quarter ended March 31, 2015.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three months ended March 31, 2016 included $375,242 related to interest expense. Interest expense in 2015 was $296,292. The increase resulted from the Company having substantially greater interest-bearing debt in 2016 versus 2015. Other Income in the three months ended March 31, 2015 consisted of $12,765 received as an insurance settlement.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

SALES

For the nine months ended March 31, 2016, revenues were $197,798 compared to revenues of $64,024 for the period ended March 31, 2015. Sales for 2016 quarter included sales of Phytofare®, timber from the Company’s tea estate in South Africa, and revenues from the on-site store. Sales in 2015 included timber from the Company’s tea estate in South Africa and revenues from the on-site store.

EXPENSES

Our total expenses for the nine months ended March 31, 2016 were $2,488,917 compared to $8,434,432 for the same period of the prior year. The primary decrease is in Salaries and Wages, which decreased from $6,128,980 to $623,318. Payroll costs in 2015 included a greater value in shares issued for services rendered by employees, the majority of which related to a one-time stock bonus paid to the Company’s Chief Executive Officer. Professional Services decreased from $455,161 to $182,714, a decrease primarily attributable to lower legal costs in 2016. These decreases were partially offset by an increase in Depreciation Expenses, which increased from $139,517 to $393,678 resulting from commencing depreciation on the factory once it was placed in service January 1, 2015.

OTHER INCOME & EXPENSES

Other Income and Expenses for the nine months ended March 31, 2016 included $1,005,996 related to interest expense. Interest expense in 2015 was $552,334. The increase resulted from the Company having substantially greater interest-bearing debt in 2016 versus 2015. During the nine months ended March 31, 2016, the Company also recorded $273,922 in Other Income generated primarily from a grant from the South African government, which was a one-time, non-contingent award based on the Company having created new jobs in the sector. During the nine months ended March 31, 2015, the Company recorded $777,724 in Other Income generated from the proceeds on a settlement in a labor dispute.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2016, the Company used cash in operating activities totaling $828,813, which was primarily attributable to a loss from operations of $3,015,116 offset against several non-cash expense items such as depreciation of $393,678, stock issued for services of $273,350, deferred lease obligation of $250,853, and interest expense of $559,529 which was added to the loan balance. Additionally, the loss was offset by changes in assets and liabilities accounts. Cash used in investing activities was $11,379, which consisted of the purchase of fixed assets. Cash provided by financing activities was $865,177 generated by third party loans of $400,000, the issuance of $275,000 in convertible debt, the sale of common stock of $293,660, and the issuance of a note payable to a related party of $50,526, all of which was offset by the repayment of long-term debt of $154,009.

As of March 31, 2016, the Company had current assets of $176,350 compared to current liabilities of $15,438,443. Current liabilities include accounts payable and accrued liabilities of $476,349, and accrued interest of $598,410. Included in current liabilities is $13,942,020 in notes payable, of which $4,694,576 is long-term debt that has been reclassified as current due to the Company being out of compliance with certain loan covenants.

PLAN OF OPERATION

The Company's long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed final loan ,documents on a 100 million Rand (approx. $6.5 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing up to 20 metric tons of tea leaf per day commencing with the September 2015 growing season. The Company has also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare™ Catechin Complex in January 2015 and sales commenced in May 2015. In addition, the Company borrowed $6,900,000 from an unrelated third party and sold shares of restricted common stock to raise operating capital. Management anticipates that, over the coming several months, the Company will continue to need additional investment in the form of either debt or proceeds from the sale of stock until such time as it can generate sufficient cash flow from the sale of its products.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures using the COSO integrated framework. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of March 31, 2016 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2016, the Company issued a total of 15,986,300 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

  The Company issued 8,514,600 restricted common shares for $293,660 cash.
  The Company issued 5,305,000 restricted common shares for services valued at $273,350.
  The Company issued 2,166,700 restricted common shares as a penalty on financing transactions for failing to become “current” in its financial filings. These shares were valued at $108,335 on the date of issuance.

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

Plandaí Biotechnology, Inc. (Registrant)

Date: August 17, 2016	By: /s/ Roger Duffield Roger Duffield, President (On behalf of the Registrant and as Principal Executive Officer)

