Form 10-K
period 2016-06-30
Plandai Biotechnology, Inc.
filed 2023-03-16
CIK 1317880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	20-1389815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4811 49th Street San Diego, CA	85395
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 619-239-9034

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $17,032,000.

Documents incorporated by reference: None.

Explanatory Statement

This annual report on Form 10-K is submitted by Plandaí Biotechnology, Inc. (“Company”) without audited financial statements pursuant to an exemption provided by 17 CFR § 240.12b-21. The unaudited financial statements contain the last known financial information available for fiscal year ended June 30, 2016. The Company was formerly a reporting company under the 1934 Securities and Exchange Act, with a class of securities voluntarily registered pursuant to Section 12g. The Company terminated its registration with the Securities and Exchange Commission by filing Form 15-12g on January 31, 2017. The Company’s charter was thereafter suspended by the State of Nevada for non-payment of fees. The Company submits the following facts which are relevant to its inability to file audited financials with this filing because (i) the required audited information is not reasonably available; and, (ii) the required audited information is unavailable because the particular persons with whom the required information rests are now unaffiliated with the Company and unavailable to it. The declaration of Tad Mailander is submitted herewith as an exhibit containing additional facts.

1.	The required audited information is unavailable. The Company investigated and contacted the Company’s former controller and accountant, Louisa Willemse, as well as the Company’s former Chief Executive Officer and Chief Financial Officer, Mr. Roger Duffield, both residing in South Africa. Each disclaimed having any Company records – financial or otherwise – from Company operations for fiscal 2016 or at any time prior.

2.	Persons with the Required Audit Knowledge are Now Unaffiliated with the Company or Unavailable. As discussed above, the Company contacted the former controller and accountant (Ms. Willemse) and the Company’s Chief Executive Officer and Chief Financial Officer (Mr. Duffield). Each are unaffiliated with the Company as of the date of this filing, and approximately for the past five years. Aside from each of Ms. Willemse and Mr. Duffield denying having any Company financial or operational audit records or documents, each denied having any percipient knowledge about the Company’s auditable finances or operations for fiscal 2016. The Company further attempted to contact former director Callum Duffield, a citizen and resident of the United Kingdom, and Daron Baylis-Duffield, a resident of South Africa, who did not respond to the Company’s inquiries for required information. The Company also communicated with its former director Brian Johnson, who had no documents or records and no required audit knowledge. The Company also contacted Haynie & Co. the successor to Cutler & Co., the Company’s independent auditor that was engaged in 2016. Neither had any records related to the Company for the auditable period.

i

PART I

ITEM 1. BUSINESS.

Plandaí Biotechnology, Inc. (the “Company”) and its subsidiaries focus on the production of proprietary botanical extracts for the nutriceutical and pharmaceutical industries. The company grows the green tea used in its products on a 3,000-hectare estate in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product brought to market is Phytofare™ Catechin Complex, a green-tea derived extract that has multiple potential wellness applications.

The Company was incorporated as Jerry’s Inc., in the State of Florida on November 30, 1942. The company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama, and Georgia. The company’s airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. In March of 2004 we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry focusing on the eastern seaboard of the United States. Operations consisted of packing, processing, custom meat cutting, portion-controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to: in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers. On November 17, 2011, the Company, through its wholly owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES. On November 21, 2011, the Company filed an amendment to the Articles of Incorporation to change the name of the company to Plandaí Biotechnology, Inc. GES was subsequently folded up into Plandaí and the legal status terminated, leaving Plandaí Biotechnology, Inc. as the surviving entity.

During the fourth quarter of fiscal 2015, the Company began shipping product to customers and recording sales. However, a hailstorm at during the quarter destroyed much of the crop of tea and there was insufficient time remaining in the growing season for another harvest. As a result, sales for the final quarter were limited. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts, combined with projected sales for fiscal 2016, will generate sufficient cash flows from future operations to pay the Company’s obligations and realize positive cash flow. There is no assurance any of these transactions will occur. In April 2012, through our subsidiary companies, we secured a 100 million Rand financing (approximately $13 million at time of financing, $7.24 million at then current exchange rates) with the Land and Agriculture Bank of South Africa which has been used to build infrastructure and further operations. During the year ended June 30, 2015, the Company borrowed a total of $6,490,000 from third parties to sustain operations and complete the construction of the production facility in South Africa.

PRODUCTS AND SERVICES

Gaelic for “plant food”, Plandaí is a biotech company dedicated to taking all-natural nutraceutical ingredients and unlocking their pharmaceutical potential. We believe that by delivering a therapeutic level of essential plant-based nutrients to human cells, we can treat many of the diseases that plague mankind. From viruses to cancers to neural disorders like Alzheimer’s, science has shown that plants have tremendous curative properties. However, current extraction methods fail to produce products that can be properly absorbed and remain in the system long enough for a therapeutic effect. Plandaí’s technology restructures plant nutrients into a highly purified form that the body can more easily process while also increasing their absorption into the blood plasma and the length of time those nutrients remain present and active in your system.

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

Our Phytofare® products are all specially formulated to have extremely high bioavailability, which was validated in in human clinical trials completed in June 2015. In practical terms, this means that we are able to deliver more of the vital plant nutrients to the blood plasma where it remains at a therapeutic level for over 24 hours.

Compared with generic green tea extract, Plandaí’s Phytofare® Catechin Complex exhibits specific advantageous properties:

1.	Phytofare® contains all of the phytonutrients in a stable, active extract. For example, with green tea, Phytofare® has all 8 catechins compared to just 2 in generic. The difference is greater efficacy and improved synergy.

2.	Because Phytofare® consists of mostly nano-sized particles, we can achieve greater cellular uptake.

3.	Phytofare® is more bioavailable than generic extracts. In fact, it has 10 times greater bioavailability.

4.	Phytofare has 4 times greater residency in the blood plasma, 24 hours compared to 6. This means it can be an effective “once a day” dose.

5.	Phytofare® offers greater stability over generic. In fact, studies have shown that Phytofare® still retains over 70% of its catechin efficacy after 90-day exposure, whereas generic catechins are completely gone.

6.	Our cost per dose is a fraction of our nearest competitor.

Many botanical extracts have demonstrated varying degrees of health benefit, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea catechins, for example, have shown promising in-vitro results as an antioxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

The company recently concluded human clinical study on Plandaí’s inaugural product, Phytofare® Catechin Complex made from green tea. The test results forced us to coin a new term to describe what our extraction process was accomplishing: phyto-availability™. Phyto-availability™ is the combination of Phyofare’s® unique properties:

1.	Demonstrates Ultra-high bioavailability. Test results showed that Phytofare® delivered 10x higher levels of active phyto-nutrients into the blood.

2.	Exhibits the presence of complete phyto-complexes. With green tea, all eight catechins were detected in the blood as opposed to just one or two as is present in generic extracts.

3.	Greatly prolongs the presence of the phyto-complexes in the blood. With most botanical extracts, all traces are eliminated from the blood in just a few hours. With Phytofare® all eight catechins remained in in the blood at therapeutic levels even after an unprecedented 24 hours.

Plandaí’s Phytofare® Catechin Complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in late 2014, with initial sales commencing in the fourth quarter of fiscal 2015.

The company is actively developing additional products including a Phytofare® citrus complex. The citrus processing and formulation investigations are expected to commence at the Senteeko research facility in October 2015, after which it will be validated and tested in anticipated for a mid-2016 release to market.

On August 30, 2013, Plandaí entered into a world license agreement with North-West University in Potchefstroom, South Africa, which granted the company the exclusive right to use manufacture and formulate the University’s Pheroid® technology, an Omega 3 and Omega 6 long-chain fatty acid entrapment system, for protecting botanical compounds against metabolism in the stomach acids in both humans and animals. The company believes that incorporating Pheroid® technology, which has demonstrated in separate human clinical trials its ability to protect entrapped material from metabolization and increase cellular uptake, will enable it to develop products with much higher absorption coefficients in both topical use and oral consumption. The combination of Phytofare® entrapped in Pheroid® will be brought to market in Q4 2015 and marketed under the tradename “Ph2 ™.”

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

COMPETITION

The Company faces competition from a variety of sources. There are several large companies that develop and market nutraceutical products that include bio-available compounds including those from green tea and citrus extracts. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality extracts that exhibit greater bioavailability and longer blood-plasma residency, producing at lower costs, and controlling a vertically integrated business approach that includes all stages from farming through production and marketing. The company’s unique Phyto-availability™, combined with the patented Pheroid® technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

CUSTOMERS

Plandaí markets direct to nutraceutical and supplement companies that require high-quality bio-available extracts for their products and also sells through several third-party distributors who, in turn, sell to their customers which typically also include contract manufacturers, nutraceutical and supplement companies. In addition, the Company anticipates developing a finished, direct-to-consumer product in 2016 that is based on one or more Phytofare® ingredients.

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

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the fiscal year June 30, 2015, was $9,582,457 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our independent certified public accountant for the year ended June 30, 2015, stated in their report that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

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

There is no Assurance of Continued Public Trading Market and Being a Low-Priced Security may Affect the Market Value of Our Stock

Our common stock is currently quoted on the OTC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

-	the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply,

-	the brokerage firm’s compensation for the trade, and

-	the compensation received by the brokerage firm’s salesperson for the trade.

In addition, the brokerage firm must send the investor:

-	a monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account, and

-	a written statement of the investor’s financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Roger Duffield, our President. We cannot assure we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel’s services could adversely affect our ability to develop our business plan.

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

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

●	Developing and testing product candidates;

●	Receiving regulatory approvals;

●	Commercializing our products;

●	Establishing a favorable competitive position.

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

We compete with established pharmaceutical and food additive companies that are pursuing other products for the same indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, or developing products that are more effective than our products. Research and development by others may render our technology or products obsolete or noncompetitive or result in treatments or cures superior to any product we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

It is too early to determine whether our products will be accepted by the marketplace as readily as these or other competing treatments. There can be no assurance that 3rd party manufacturers and consumers will prefer our products to competing products in the market.

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

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent, or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition, the United States Patent and Trademark Office (the “PTO”) and patent offices in other jurisdictions have often required that patent applications concerning biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

●	manufacturing sufficient quantities of a product candidate; and

●	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

●	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

●	failure to conduct clinical trials in accordance with regulatory requirements;

●	lower than anticipated recruitment or retention rate of patients in clinical trials;

●	lack of adequate funding to continue clinical trials; or

●	negative results of clinical trials

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

Our business exposes us to the risk of product liability claims that are inherent in the development of consumer products. If the use of one of our products harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. We currently do not carry clinical trial insurance or product liability insurance. We intend to obtain such insurance in the future. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold now or in the future may not be adequate to cover all liabilities we might incur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

Our Primary Operations are in South Africa Which Does Not Presently Have Stable Utilities Infrastructure and Which Also Can Be Affected by Escalating Labor Rates and Other Overhead

Our production facility is located in rural South Africa. In recent years, South Africa in general has suffered from an unstable utilities infrastructure that, as a result, can cause temporary power blackouts. Since our factory is connected to the municipal power grid, a loss of power for an extended period of time can result in the loss of any product currently in production. Repetitive instances of power loss could materially impact our ability to produce finished products and impact our ability to continue as a going concern. We are in the process of installing backup generators to protect against power interruption, but these will not be operational until later in 2015. In addition, the South African legislation has the authority to regulate the wages paid to laborers and, in the past, has increased the base labor rates dramatically and without notice. While most of the farm labor we use is contracted through third parties, a sudden, significant increase in labor rates could have a short-term effect on our cost to produce finished goods and impact our cash flows.

EMPLOYEES

The Company, including subsidiaries, currently employs approximately 180 full time employees, of which 85 are engaged in farming, maintenance and operating the factory, and 15 in management and operations. Management expects to increase the number of employees engaged in production in the coming months and the factory increases production. We assess employee relations to be excellent.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its subsidiary, Dunn Roman Holdings, controls notarial leases in South Africa encompassing 8,000 acres of tea plantations, farms, and associated buildings. The Company also leases office space in London, England, Phoenix, Arizona and White River, Mpumalanga, South Africa.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are quoted and traded from time to time on the OTC.BB with the trading symbol “PLPL.” The following table sets forth the high and low bid information for the Company’s common stock for each quarter within the two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
3/31/2016	$0.07	$0.04
6/30/2016	$0.07	$0.03
9/30/2016	$0.04	$0.01
12/31/2016	$0.05	$0.01
3/31/2015	$0.32	$0.22
6/30/2015	$0.28	$0.21
9/30/2015	$0.24	$0.12
12/31/2015	$0.11	$0.05

Secondary trading of our shares may be subject to certain state imposed restrictions.

The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

From time-to-time we may grant options or warrants or promise registration rights to certain shareholders. We have no control over the number of shares of our common stock that our shareholders sell. The price of our common stock may be adversely affected if large amounts are sold in a short period of time.

Our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule.

Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

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

DIVIDEND POLICY

We don’t plan to pay dividends at this time or anytime soon. The board of directors will decide on any future payment of dividends, depending on our results of operations, financial condition, capital requirements, and any other relevant factors. However, we expect to use any future earnings for operations and in the business.

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

During the quarter ended June 30, 2014, the Company had the following issuances of unregistered securities:

●	86,800 shares of restricted common stock were sold to unaffiliated third parties in exchange for cash proceeds of $40,000. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	280,000 shares of unregistered common stock were issued to an unaffiliated third party on the conversion of $55,368 in debentures and associated interest. The recipient of the shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	618,000 shares of restricted common stock were issued to employees of the Company’s subsidiary, Dunn Roman Holdings-Africa, for services previously rendered. At the time of issuance, these shares had a value of $247,200 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	1,500,000 shares of restricted common were issued to former officers and directors of the Company’s subsidiary, Dunn Roman Holdings-Africa, as part of a settlement in connection with terminating their employment and resignation from the subsidiary board of directors. At the time of issuance, the shares had a value of $600,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	500,000 shares restricted common stock were issued to extend the lease and purchase option on the Company’s White River, South Africa, office space, by an additional five years. At the time of issuance, the shares had a value of $200,000 based on the closing bid price on the date of issuance. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the year ended June 30, 2015, the Company issued a total of 33,411,308 shares of unregistered, restricted common stock which were issued under an exemption from registration provided by Rule 144 of the Securities Act of 1933, as follows:

1.	The Company issued 1,298,400 restricted common shares for $286,700 cash.

2.	The Company issued 26,369,400 restricted common shares for services valued at $7,451,536.

3.	The Company issued 144,296 restricted common shares for the conversion of convertible debt and interest in the amount of $24,674.

4.	The Company issued 1,629,212 common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01.

5.	The Company issued 70,000 common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman.

6.	The Company issued 3,500,000 common shares as settlement on the cancellation of a long-term consulting contract.

During the year ended June 30, 2016, the Company issued 23,111,300 shares of unregistered, restricted common stock as follows:

1.	The Company issued 17,806,300 shares of restricted common stock to various individuals for $412,640 cash. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

2.	The Company issued 5,305,000 restricted common shares to various employees and third parties for services valued at $318,350. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANALYSIS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

SALES

During the year ended June 30, 2016, the Company recorded revenues of $298,494 compared to revenues of $92,898 for the year ended June 30, 2015. During the year ended June 30, 2016, revenues consisted of sales of Phytofare® extract, sales of timber, and sales from the shop store. In 2015, sales primarily consisted of sales from the shop store combined with sales of Phytofare® extract during the fourth quarter. The Company anticipates that future revenues will consist principally of Phytofare®. Revenues were lower than anticipated due to a severe hailstorm in Q4 of 2015 which damaged most of the crop prior to harvest, limiting the amount of Phytofare® that could be produced and sold in subsequent quarters.

EXPENSES

Expenses were $2,464,115 and $8,159,368 for the years ended June 30, 2016, and June 30, 2015, respectively. The decrease is primarily attributable to the issuance of 20,000,000 shares of the Company’s stock to the CEO as a one-time bonus in 2015, which resulted in a non-cash compensation expense of $4.6 million. Additional shares for services in 2015 totaled $1,008,500. Professional Services decreased from $546,672 in 2015 to $203,236 in 2016, attributable to decreased legal costs. For the year ended June 30, 2016, Other General and Administrative (G&A) expenses were $469,243 compared to $451,001 in 2015. Consulting expenses decreased from $558,593 in 2015 to $268,570. Consulting expenses in 2015 consisted of the value of shares issued for services to third party consulting firms. Depreciation expense increased from $414,019 to $519,093 resulting from the Company placing the factory in service on January 1, 2015, which triggered the recording of additional months of depreciation on that asset during 2016.

OTHER INCOME/(EXPENSES)

Total Other Income and Expenses for the year ended June 30, 2016, was $1,632,011, which consisted of interest expense of $1,786,347 and change in the value of derivative liability of $154,336. In the year ended June 30, 2015, Other Income and Expenses included interest expense of $928,751 and $291,694 resulting from the fair value of 3,500,000 shares paid to cancel a long-term consulting contract.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had current assets of $184,820 compared to current liabilities of $16,723,793. Current liabilities include $14,081,092 of Long-Term Debt which consists of $8,712,000 that becomes payable over the coming twelve months, and $5,369,092 in Long Term Debt that will not be due in the coming 12 months but for which the Company is not in compliance on debt covenants. While the debt has not been called and the lender has indicated that it does not intend to enforce the debt covenants, the Company has listed the long-term portion as a current liability since the lender could exercise the default provisions of the loan. Current liabilities as of June 30, 2016, also includes derivative liabilities of $1,022,472 associated with the conversion features of convertible debentures.

Total assets as of June 30, 2016, were $6,450,093 compared to total liabilities of $18,433,001. Assets consist primarily of fixed assets, net of depreciation, of $6,082,397 while liabilities consist primarily of notes payable of $14,081,092, net of discount of $311,283.

During the year ended June 30, 2016, the Company used cash in operations of $1,071,760 compared to $2,703,939, in the prior year. Cash used in investing activities was $132,574 and $856,853 for the years ended June 30, 2016, and 2015, respectively, which consisted entirely of the purchase of fixed assets in 2015 and increase in other assets in 2016. Cash from financing activities was $1,193,421 in the year ended June 30, 2016, which included proceeds of $412,640 from the sale of common stock and $400,000 from the issuance of notes payable, and $482,500 from the issuance of convertible debt which was offset by payments on long-term debt of $152,246. In 2015, cash from financing activities was $4,033,699, which included proceeds of $286,700 from the sale of common stock, $5,300,000 from long term borrowing, offset by $1,553,001 in payments on long-term debt.

PLAN OF OPERATION

In 2012 the Company executed a notarial lease, giving it control over 8,000 acres of plantation properties in South Africa. Over the preceding three years, Plandaí has been active in rejuvenating the tea estate, which involved removing overgrowth, paring and fertilizing the tea bushes, refurbishing housing for onsite management and farm workers, and repairing the roads and bridges. The Company also constructed a 30,000ft2 extraction facility on site which was certified operational in December 2014 and began producing extract for sale in April 2015. The Company will use this a proprietary extraction facility to manufacture its Phytofare® bio-available extracts, with an initial emphasis on green tea grown on the Senteeko estate. In October 2015, the Company intends to commence the final processing and validation of its citrus complex with a target date of mid 2016 for market release. Initially, the Company will bring in the citrus for processing from third party farms.

The annual tea harvest generally encompasses approximately 240 days, commencing with the rainy season in late September and continuing through June, weather permitting. Under normal harvest conditions, Plandaí should be able to process 10 tons of live tea leaf every day, yielding around 50 tons of Phytofare® Catechin Complex each season. As discussed in Risk Factors, above, production is weather dependent and requires a combination of adequate rainfall and sufficient sunlight to maximize production.

During 2015, Plandaí undertook several laboratory trials in preparation for releasing product to market. These trials focused on oral bioavailability and topical anti-aging and met with favorable results. It was shown that our Phytofare® contains all 8 catechins compared to just 2 in generic. It was also shown that Phytofare® has 10 times greater bioavailability than generics and has 4 times greater residency in the blood plasma, 24 hours compared to 6. From and anti-aging standpoint, studies showed that a topical application of Phytofare® showed statistical improvement in skin hydration, roughness and scaliness.

The first green tea based Phytofare™ Catechin Complex was shipped to customers in April 2015. Production was halted in May 2015 after a hailstorm destroyed most of the harvestable tea and the remaining growing season was not insufficient to allow for a final harvest. Production can commence 30 days after sufficient rainfall, which historically has meant that tea harvesting can resume in late September. Sales for the coming year are expected to be focused in Europe, Asia and Africa and customers will primarily consist of contract manufacturers, nutraceutical extract distributors, and finished product manufacturers. During the eight months of production, the Company expects to produce approximately 50 tons of finished product, which equates to potential sales of four tons per month of Phytofare®.

Plandaí is currently preparing to produce its Phytofare® Citrus Complex, which will be targeted to address soft tissue injuries, cold and flu symptom relief, and capillary integrity. Following validation and clinical trials, we anticipate releasing the product to market mid-2016.

Plandaí has entered into several distribution agreements covering nutraceutical sales in North America, India, Europe and parts of Africa, with additional markets opening in the coming months. The Company also sells directly to certain customers that fall outside the areas covered by our distribution agreements.

The Company’s long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $13 million USD based on exchange rate at the time of the loan and $7.1 million at current exchange rates) financing with the Land and Agriculture Bank of South Africa. During the current year, the company began repaying principal and interest at the rate of R2,300,000 per month (approximately $165,000) and has made a total of 12 payments thus far.

During the year ended June 30, 2015, the company borrowed $6,500,000 from an unaffiliated third party at 6% annual interest. Principal and interest are due December 31, 2015; however, the Company is negotiating a restructure of repayment terms of the notes and anticipates having a favorable resolution prior to the due date.

ACQUISITIONS

The company does not anticipate making any acquisitions in the coming twelve months.

TRENDS

Green tea and green tea extracts have become ever-present in consumer products throughout Europe, Asia and the Americas. Every major beverage manufacturer has a green tea-infused product, but there are also countless other green tea-derived products that have flooded the market in recent years, including:

●	Ice cream

●	Soda

●	Shampoo & conditioner

●	Lotion and skin care products for anti-aging

●	Nail polish

●	Nutraceuticals

●	Weight loss supplements

●	Food additive

●	Soap

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

The Phytofare® Citrus Complex targets multiple markets including sports medicine and nutrition, dietary supplements, and cold symptom relief. The market for the nutraceutical market is even larger, with $176 billion being spent on food, beverages and supplements fortified with bioactive ingredients including proteins, vitamins and minerals. Of this amount, $48.8 billion is spent on dietary supplements alone. The United States comprises 32.8% of the worldwide market for nutraceuticals.

Initially, Plandaí will focus on developing markets within the following target industries:

●	Fortification of food and beverages

●	Wellness

●	Dietary supplements

●	Nutri-cosmetics

●	Cosmeceutics

●	Botanical drugs

●	Athletic supplements

As food and beverage additives, Phytofare® extracts can be added to virtually any consumable product, or converted into tablet/capsule form, to provide the health benefits in a highly bioavailable form. This creates a nearly limitless opportunity for food and beverage companies to incorporate Phytofare®-infused products into their product line. Likewise, supplement manufactures, who have long-touted antioxidant infused-products can now begin incorporating an extract that actually delivers on their claims.

The August 2013 license agreement with North-West University provides for manufacture, formulation, and use of Pheroid® in animal and human use. The Pheroid® entrapment system provides a stable delivery tool for getting Phytofare® to the target tissues through topical creams, capsules, or an oral liquid. The Pheroid technology entraps nano particles and protects them until absorbed by cells. The process of glycolysis then breaks down the protective coating, releasing the phytonutrients into the tissues. This technology opens up several additional products lines for Plandaí products in the area of skin care, hair care and beverages.

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

The Company also sells timber and agricultural products produced on its farm and tea estate holdings in South Africa. Revenue is recognized when the product is delivered to the customer. In 2014, the Company signed a twenty year sublease on one of its South African farms responsible for macadamia nut and avocado production. The lease requires monthly payments of $4,200 to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. The Company has recorded revenue based on a straight line basis of the value of the lease over the entire term, which has been recorded as a receivable in the accompanying financial statements.

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2016 or 2015.

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

Principles of Consolidation

Plandaí Biotechnology, Inc. and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology - Uruguay, SA	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa (Pty) Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnology (Pty) Ltd	85% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd	74% owned by Dunn Roman Holdings-Africa
Green Gold Biotechnologies (Pty) Ltd.	84% owned by Dunn Roman Holdings-Africa

During the year ended June 30, 2014, the Company acquired all minority interest in Dunn Roman Holdings-Africa plus an additional 12% ownership in Green Gold Biotechnologies, in exchange for 1,170,000 shares of restricted common stock. This acquisition brings the total ownership in Dun Roman to 100% and in Green Gold to 84%.

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings, acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold was a related party to the Company through our chief executive officer, Roger Duffield, who was the sole shareholder of Red Gold. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa. The Company accounted for the acquisition of Red Gold as a reorganization of entities under common control. In reorganizations of entities under common control, the balances of the acquired entity are carried over at historical costs with no goodwill or excess consideration recorded. Pursuant to FASB 141, the financial activity of the acquiree (Red Gold) in a reorganization of entities under common control is presented as if the acquiree was consolidated at the beginning of the period. Subsequent to acquisition, Dunn Roman repurposed Red Gold to develop applications for the technology in the animal feed supplement industry and sold 15% of Red Gold to raise operating capital for Red Gold.

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

2015 GOING CONCERN OPINION BY COMPANY AUDITOR

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred a net loss for the years ended June 30, 2016, 2015, and 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and fund the Company until it can achieve profitable operations. There is no assurance any of these transactions will occur.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 22, 2015, Plandaí accepted the resignation of Terry L. Johnson, CPA (“Johnson”) from his engagement to be the independent certifying accountant for the Company. Other than an explanatory paragraph included in Johnson’s audit report for our fiscal years ended June 30, 2014 and 2013 relating to the uncertainty of the our ability to continue as a going concern, the audit reports of Johnson on our financial statements for the last fiscal year ended June 30, 2014 and 2013 through April 22, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s 2014 and 2013 fiscal year and through the date of his resignation, there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 22, 2015, the Company’s Board of Directors approved the engagement of Danielle M. Adams, CPA of Adams Advisory, LLC (“Adams”), as Plandaí’s independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended June 30, 2014 and 2013 through 2015 neither the Company nor anyone acting on its behalf consulted with Adams regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Adams on our financial statements; or (ii) any matter that was either the subject of a disagreement with Johnson or a reportable event with respect to Johnson.

On September 21, 2015, Adams Advisory, LLC, resigned its position. No report was issued by Adams Advisory, LLC for either of the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On September 24, 2015, the Company retained Cutler & Co., LLC, as its new independent principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years to date, and subsequent interim period through the date of engagement, the Company has not retained or inquired of Cutler & Co., LLC regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements. Further, the Company received no written report or oral advice from Cutler & Co., LLC that the Company considered in reaching a decision to retain them, nor has the Company has communicated with or had any disagreements or reportable events that concern Cutler & Co., LLC, or the Company’s interactions with its former independent auditor for the previous two most recent fiscal years to date and subsequent interim period through the date of engagement.

On October 1, 2015, Cutler & Co., LLC (“Cutler & Co.”) terminated its SEC auditing practice and voluntarily deregistered with the PCAOB and resigned as the Company’s independent registered public accounting firm effective November 12, 2015.

The Company had appointed Cutler & Co. as its independent registered public accounting firm on September 24, 2015, and since that date, through its resignation on November 12, 2015, Cutler & Co. has not completed either an audit of our annual financial statements or a review of our interim unaudited quarterly financial statements. Accordingly, Cutler & Co. issued no report during the period of its appointment.

Cutler & Co.’s auditing and accounting practice was purchased by Haynie & Co. in November 2015. Haynie & Co. did not conduct an audit of our annual financial statements for 2016 and issued no report during the period.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were significant deficiencies and material weaknesses identified.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2016, management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures were not effective as of June 30, 2016. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of June 30, 2016 certain information regarding our current directors and executive officers:

Name	Age	Position
Roger Duffield	73	Chairman, President, Chief Executive and Chief Financial Officer
Callum Baylis-Duffield	32	Vice President-Sales, Director
Daron Baylis Duffield	65	Director
Brian Johnson	60	Director

Roger Baylis-Duffield – Chairman, President, Chief Executive and Chief Financial Officer

Mr. Duffield is Chairman and Chief Executive Officer of Plandaí Biotechnology Inc. which he co-founded 2001 as a private Irish research company, Global Energy Solutions Corporation Limited, which merged into Plandaí in 2011. Mr. Duffield has spent the last decade developing the scientific platform of the Plandaí science through research and development programs in various parts of the world. In 2014 the Plandaí proprietary hydrodynamic processing system was commercialized at the Senteeko tea estate, South Africa. He has been involved with the science through many research and development programs with academic institutions, including three South African universities namely, North West University Department of Pharmacology, University of Cape Town and the University of Pretoria. Prior published research was conducted in the USA with the University of Washington and the USDA, Albany California.

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

Daron Baylis-Duffield – Director

Daron Baylis-Duffield has a PhD in Clinical Psychology and is a consultant psychiatrist with an international practice. She is the co-founder of Global Energy Solutions. Ms. Baylis-Duffield was born in Malawi and has lived a great deal of her life in East and Southern Africa. She has an in-depth knowledge of the malnutrition crisis, alongside the accompanying physical and psychological dilemmas facing the people of Africa. During the 1990s she worked with the Red Cross in the HIV/Aids programs in South Africa.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that none of its members has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that it is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company’s executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended June 30, 2016, and June 30, 2015, for services rendered in all capacities to the Company:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Baylis-Duffield, CEO, CFO and Director	2016	180,000	-0-	5,125,000	-0-	-0-	-0-	-0-	5,305,000
	2015	117,500	-0-	500,000	-0-	-0-	-0-	-0-	617,000

Callum Cottrell-Duffield, Director, Vice President	2016	120,000	-0-	262,500	-0-	-0-	-0-	-0-	382,500
	2015	95,000	-0-	250,000	-0-	-0-	-0-	-0-	345,000

Daron Baylis-Duffield, Director	2016	45,000	-0-	-0-	-0-	-0-	-0-	-0-	45,000
	2015	10,000	-0-	60,000	-0-	-0-	-0-	-0-	70,000

Brian Johnson Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	60,000	-0-	-0-	-0-	-0-	60,000

EMPLOYMENT AGREEMENTS

We do not have a long-term incentive plan or arrangement of compensation with any individual in the group of officers and directors except as listed below:

In March 2013, the Company executed five-year employment contract with Roger Baylis-Duffield, who serves as Chief Executive Officer and Chief Financial Officer. The contract stipulates that Roger Duffield is to be paid an annual salary of $180,000 once certain conditions were met, which happened in January 2014. The contract also calls for an annual payment of 2,000,000 common shares of Plandaí stock at the completion of each year of the contract.

In March 2013, the Company executed five-year employment contract with Callum Cottrell-Duffield, who serves as Vice President of Sales and Marketing and also as President of the company’s nutriceutical division. The contract stipulates that Mr. Cottrell-Duffield is to be paid an annual salary of $120,000. The contract also calls for an annual payment of 1,000,000 common shares of Plandaí stock at the completion of each year of the contract.

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

Name and Address(1)	Number of Shares Beneficially Owned(2)	Class	Percentage Beneficially Owned(3)
Roger Baylis-Duffield Chairman, Chief Executive and Chief Financial Officer	82,359,835	Common	50.0%
Callum Cottrell-Duffied, VP-Sales, Director	2,267,000	Common	1.3%
Daron Baylis-Duffield Director	82,359,835	Common	50.0%
Brian Johnson Director	5,740,000	Common	3.5%
All Officers and Directors as a group (4 in number)	90,366,835	Common	54.8%

(1)	Unless otherwise stated, the address of all persons is 17 Hanover Square London, England W1S 1BN.
(2)	The information contained in this table with respect to beneficial ownership reflects “beneficial ownership” as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder. Pursuant to the rules of the Commission, in calculating percentage ownership, each person is deemed to beneficially own shares subject to options or warrants exercisable within 60 days of the date of this Filing but shares subject to options or warrants owned by others (even if exercisable within 60 days) are deemed not to be outstanding.

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

As of June 30, 2016, and 2015, the Company has accounts payable to related parties totaling $0 and $2,949 which consists primary of amounts owed to officers and directors of the company relating to expenses paid on behalf of the company.

As of June 30, 2013, the Company had outstanding loans from the Company’s Chief Executive Officer in the amount of $501,518. These loans were provided in prior years for short-term working capital purposes and bore interest at a rate of 4%. On February 5, 2014, the loans and all associated accrued interest were converted into 2,036,000 shares of the Company’s restricted common stock.

As of June 30, 2014, the Company was owed a total of $436,002 from a company, Red Gold Biotechnologies (Pty) Ltd., of which Roger Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to process and invoice payments to third party vendors associated with construction of the Senteeko production facility in order to maximize the refund of VAT (Value Added Tax) from South Africa. Accordingly, construction costs paid directly by Dunn Roman were recorded as a receivable from Red Gold. On July 1, 2014, the company was merged with Dunn Roman Holdings-Africa, Plandaí’s wholly owned subsidiary, and the receivable balance was transferred to fixed assets. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Dunn Roman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.

The following is a summary of the fees billed to the Company by the Company’s auditors for professional services rendered during 2015 and 2014:

	2016	2015
Audit and Audit Related Fees	$-	$46,720
All Other Fess	-	-
Tax Fees	-	-
Total	$-	$46,720

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Plandaí Biotechnology, Inc. Articles		10SB-12G		3.1	3/6/2005
3.2	Plandaí Biotechnology, Inc. By-Laws		10SB-12G		3.2	3/6/2005
20.1	Declaration of Tad Mailander	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X			Included in 32.1
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

C O N T E N T S

PLANDAÍ BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	June 30, 2015
ASSETS
Current Assets:
Cash	$12,915	$33,619
Inventory	65,585	2,286
Prepaid Expenses and Other Current Assets	65,065	273,662
Accounts Receivable	41,256	17,122
Total Current Assets	184,820	326,689

Deposits	64,838	75,246
Other Assets	118,038	92,690
Fixed Assets – Net	6,082,397	8,009,956
Total Assets	$6,450,093	$8,504,581

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$710,333	$361,346
Accounts Payable to Related Parties	14,886	16,176
Accrued Interest	741,175	288,612
Notes Payable, net of discount of $311,283	14,081,092	14,526,213
Loan Payable to Related Party	50,526	-
Convertible Notes Payable	153,835	-
Derivative Liability	1,022,472	-
Total Current Liabilities	16,774,319	15,192,347

Deferred Lease Obligation	1,527,019	1,513,976
Other Non-Current Liabilities	131,663	159,994
Total Liabilities	18,433,001	16,866,317

Stockholders’ Deficit
Common Stock, Par Value $0.0001, 500,000,000 shares authorized of which 187,531,236 and 164,419,936 shares are issued and outstanding	18,753	16,442
Additional Paid-In Capital	30,853,309	30,124,629
Accumulated Deficit	(40,688,408)	(36,309,281)
Cumulative Foreign Currency Translation Adjustment	12,778	(375,880)
Total Stockholders’ Deficit	(9,803,568)	(6,544,090)
Non-controlling Interest	(2,179,340)	(1,817,646)
Stockholders’ Deficit Allocated to Plandaí Biotechnology	(11,982,908)	(8,361,736)

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAÍ BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Year Ended June 30,
	2016	2015
Revenues
Product Sales	$194,732	$7,458
Other revenues	103,762	85,440
Total Revenues	298,494	92,898

Operating Expenses:
Production Costs	943,188	785,429
Salaries and Wages	815,101	5,698,119
Rent	328,788	488,232
Consulting	268,570	558,593
Professional Services	203,236	546,672
Depreciation	519,461	414,419
Other General and Administrative	328,959	451,001
Total Operating Expenses	3,407,303	8,942,465

Operating Loss	(3,108,809)	(8,849,567)

Other Income/(Expense):
Other Income	348,537	3,306
Settlement Costs	-	(295,000)
Other Finance Costs	-	(2,332)
Interest Expense	(1,786,347)	(928,751)
Change in Value of Derivative Liability	(194,201)	-
Total Other Income/(Expense):	(1,632,011)	(1,222,777)

Net Loss	(4,740,820)	(10,072,344)

Loss Allocated to Non-Controlling Interest	361,694	489,887

Net Loss, Adjusted	$(4,379,126)	(9,582,457)

Other Comprehensive Loss:
Foreign Currency Translation Adjustment	388,658	(378,144)
Comprehensive Loss	$(3,990,468)	$(9,960,601)

Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted Avg. Shares Outstanding – basic and diluted	174,091,251	114,715,116

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAÍ BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capita	Accumulated Deficit	Non-controlling Interest	Cumulative Currency Translation Adjustment	Total Equity
Balance as of June 30, 2014	131,008,628	$13,101	$23,875,764	$(26,726,824)	$(1,327,759)	$2,264	$(4,103,454)
Shares Issued for Cash	1,298,400	130	286,570	-	-	-	286,700
Shares Issued for Services	26,769,400	2,677	5,620,837	-	-	-	5,608,514
Shares Issued to Retire Debt	144,296	14	46,978	-	-	-	46,992
Shares Issued on Conversion of Warrants	1,629,212	163	(163)	-	-	-	-
Shares issued to Acquire Minority Interest	70,000	7	(7)	-	-	-	-
Shares Issued for Settlement	3,500,000	350	294,650	-	-	-	295,000
Foreign Currency Translation Adjustment	-	-	-	-	-	(378,144)	(378,144)
Net Loss for Year Ended June 30, 2015	-	-	-	(9,582,457)	(489,887)	-	(10,072,344)
Balance as of June 30, 2015	164,419,936	16,442	30,124,629	(36,309,281)	(1,817,646)	(375,880)	(8,316,736)

Shares Issued for Cash	17,806,300	1,781	410,860	-	-	-	412,641
Shares Issued for Services	5,305,000	530	317,820	-	-	-	273,350
Foreign Currency Translation Adjustment	-	-	-	-	-	388,658	388,658
Net Loss for Year Ended June 30, 2016				(4,379,126)	(361,694)		(4,740,820)
Balance as of June 30, 2016	187,531,236	18,753	30,853,309	(40,688,406)	(2,179,340)	12,778	(11,982,908)

The accompanying notes are an integral part of these consolidated financial statements

PLANDAÍ BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,740,820)	$(10,072,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	519,093	414,419
Amortization of Debt Discount	229,238	64,404
Stock Issued for Services	273,350	5,608,999
Shares Issued on Cancellation of Agreements	-	295,000
Derivative Interest on Issuance of Convertible Debt	345,769	-
Loss on Change in Derivative Liability	194,201	9,269
Interest added to debt principle	760,011	-
Changes in Assets and Liabilities:
(Increase) Decrease in Deposits	(3,123)	(3,222)
(Increase) Decrease in Prepaid and Other Current Assets	257,087	(294,889)
Decrease (Increase) in Related Party Receivables	-	393,893
(Increase) Decrease in Accounts Receivable	(27,884)	(11,619)
(Increase) Decrease in Inventory	(65,321)	(109)
Increase (Decrease) in Accounts Payable and Accrued Expenses	454,414	204,718
Increase in Deferred Lease Obligation	290,933	382,017
Increase (Decrease) in Related Party Payables	1,603	14,685
Increase in Accrued Interest	441,563	249,107
Net Cash (Used in) Operating Activities	(1,071,760)	(2,703,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in Other Assets	(121,029)	41,733
Purchase of Fixed Assets	(11,545)	(856,853)
Net Cash (Used in) Investing Activities	(132,574)	(856,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Long-term Debt	400,000	5,300,000
Proceeds from Issuance of Convertible Debt	482,500	-
Proceeds from Notes to Related Parties	50,526	-
Principal Payments on Long-term Debt	(152,246)	(1,553,001)
Proceeds from the Issuance of Common Stock	412,641	286,700
Net Cash Provided by Financing Activities	1,193,421	4,033,699
Effect of Exchange Rates on Cash Flows	9,792	(595,616)
Net (Decrease) in Cash and Cash Equivalents	(20,705)	(122,709)
Cash and Cash Equivalents at Beginning of Period	33,619	156,328
Cash and Cash Equivalents at End of Period	$12,915	$33,619
NON-CASH FINANCING ACTIVITIES:
Shares Issued to Retire Debt	$-	$46,992
Interest Added to Debt Principle	$760,011	$-
Change in Derivative Liability	$194,201	$9,269
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$21,982
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLANDAÍ BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016, AND 2015

NOTE 1 – NATURE OF OPERATIONS

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

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

Plandaí and its subsidiaries focus on the development and production of proprietary botanical extracts for the nutraceutical and pharmaceutical industries. The Company grows much of the live plant material used in its products on a 3,237-hectare (approx. 8,000 acre) estate it operates under a notarial lease in the Mpumalanga region of South Africa. Plandaí uses a proprietary extraction process that is designed to yield highly bioavailable products of pharmaceutical-grade purity. The first product brought to market was Phytofare® Catechin Complex, a green-tea derived extract that has multiple potential wellness applications. Additional extracts utilizing citrus and tomato are in various stages of development and testing. The Company’s principal holdings consist of land, farms, and infrastructure in South Africa. The Company is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize positive cash flow. There is no assurance any of these transactions will occur.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the fiscal years ended June 30, 2016, and June 30, 2015. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

This summary of accounting policies for Plandaí Biotechnology, Inc., and its wholly owned subsidiaries, is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation, impairment of long-lived assets, and litigation contingencies, among others.

Business Combinations and Acquisitions

The disclosure requirements for business combination and acquisitions are intended to enable users of financial statements to evaluate the nature and financial effects of:

●	A business combination that occurs either during the current reporting period or after the reporting period, but before the financial statements are issued.

●	Adjustments recognized in the current reporting period that relate to business combinations that occurred in current and previous reporting periods.

●	The nature of the relationship between the parent and a subsidiary or investee when the parent does not have 100 percent ownership or control.

The Company discloses each material business combination in the period in which the business combination occurs. The Company also discloses information about acquisitions made after the balance sheet date, but before the financial statements are issued. Gains or losses arising from the deconsolidation of a business when the company loses control of that business are also disclosed. Acquisition costs incurred such as legal, advisory, and consulting fees are expensed as incurred. In accordance with ASC 805-10-25-1, ASC 805-10-05-4 and IFRS 3.4, 5, the Company employs the Acquisition Method of accounting for routine acquisitions and combinations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

The Company records trade receivables at the face value of the invoice in accordance with the terms of sale. Customer terms are generally “net 30” though in some instances “2/10 net 30” terms are offered. Where discounts are offered, the discount is only recorded when the terms of the discount are met. Accounts that are past due by more than 30 days are considered delinquent sales to the customer are suspended until current. Accounts more than 90-days past due are evaluated for collectability.

Inventory

Inventory consists entirely of finished goods, which is accounted for on a first-in, first-out (FIFO) basis. Raw materials are comprised of un-picked tea, which is not capitalized or treated as an asset, and solvents, of which there was zero in stock at June 30, 2016. The manufacturing process is short, taking less than 24 hours from picking to packaging. As a result, work-in-process is typically negligible. As production generally halts in mid-June due to the dormant period of the tea plants, there was no work-in-process at June 30, 2016.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

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

The Company uses the following guideline for depreciating assets by asset class:

Buildings	30 years.
Factory & Equipment	30-20 years
Furniture & Fixtures	5-7 years
Computers & Software	3 years

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. The Company reviews the value of its long-lived assets for possible impairment on an annual basis. As of June 30, 2016, the Company reviewed the carrying value of its long-lived assets and deemed there was no impairment.

Foreign Currency Transaction Gains and Losses

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

In 2014, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock which have a strike price of $0.01/share. On November 10, 2015, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share, such warrants expiring three years after issuance. The warrants were issued as part of a stock purchase agreement with a third party. However, since the Company incurred a loss for all periods presented, the warrants are considered anti-dilutive.

During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 5,833,334 and 3,333,334 outstanding exercisable warrants at June 30, 2016, and 2015, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As required by ASC Topic 450 and ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has applied ASC Topic 740 to all tax positions for which the statute of limitations remains open. As a result, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is subject to income taxes in the U.S. federal jurisdiction and that of South Africa. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is only subject to U.S. federal, state, and local income tax examinations by tax authorities for the years ended June 30, 2011, forward.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

Subsequent Event Disclosures

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued.

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

Principles of Consolidation

Plandaí Biotechnology, Inc., and its subsidiaries, are encompassed in the following entities, which have been consolidated in the accompanying financial statements:

Plandaí Biotechnologies, Inc.	100% owned by Plandaí Biotechnology, Inc.
Plandaí Biotechnology - Uruguay, SA	100% owned by Cannabis Biosciences, Inc.
Phyto Nutricare, Inc.	100% owned by Plandaí Biotechnology, Inc.
Dunn Roman Holdings—Africa Ltd	100% owned by Plandaí Biotechnology, Inc.
Red Gold Biotechnologies (Pty) Ltd.	100% owned by Dunn Roman Holdings-Africa
Breakwood Trading 22 (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa
Cannabis Biosciences, Inc.	100% owned by Plandaí Biotechnology, Inc.
Green Gold Biotechnologies (Pty) Ltd.	74% owned by Dunn Roman Holdings-Africa

All intercompany balances have been eliminated in consolidation.

Straight lining of Lease Obligation

Plandaí’s subsidiaries have two long-term, operating leases with escalating terms or several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with ASC 840-20 Operating Leases, the Company has calculated the straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of June 30, 2016, and 2015, the amount of this deferred liability was $1,527,019 and $1,513,976, respectively.

In December 2013, Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa, comprising approximately 450 hectares (1,110 acres), to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 19 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a lease receivable in Other Assets. As of June 30, 2016, and 2015, the amount of this receivable was approximately $118,038 and $91,955, respectively.

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

In November 2014, the FASB issued Accounting Standards Update “ASU” 2014-16 on “Derivatives and Hedging”. An entity that issues or invests in a hybrid financial instrument is required to separate an embedded derivative feature from the host contract (for example, an underlying share) and account for the feature as a derivative according to Subtopic 815-10 on derivatives and hedging if certain criteria are met. One such criterion for separation is that the economic characteristics and risks of the embedded derivative feature are not clearly and closely related to the economic characteristics and risks of the host contract. the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this Update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money), (2) the circumstances under which the hybrid financial instrument was issued or acquired (for example, issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well- capitalized), and (3) the potential outcomes of the hybrid financial instrument (for example, the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition, effective for annual periods ending after December 31, 2016.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We are not currently anticipating early adoption of the new standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2016, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SEGMENT INFORMATION

Geographical Locations

The following information summarizes the financial information regarding Plandaí Biotechnology Inc. and its operational South African subsidiaries at June 30, 2016, and 2015:

2015:

	South Africa	United States	Total
Assets	$8,406,447	$98,404	$8,504,851
Liabilities	$10,402,092	$6,464,225	$16,866,317
Revenues from external customers	$92,898	$-	$92,898
Operating expenses	$1,608,267	$6,548,769	$8,942,465
Interest expense	$606,013	$322,738	$928,751
Segment loss	$2,903,505	$7,168,830	$10,072,344

2016:

	South Africa	United States	Total
Assets	$6,449,735	$358	$6,450,093
Liabilities	$9,633,128	$8,799,873	$18,433,001
Revenues from external customers	$298,494	$-	$298,494
Operating expenses	$2,237,766	$1,169,537	$3,407,303
Interest expense	$766,779	$1,019,568	$1,786,347
Segment loss	$2,360,459	$2,380,361	$4,740,820

NOTE 5 – ACQUISITION OF RED GOLD BIOTECHNOLOGIES, A RELATED PARTY ENITITY

In July of 2014, the Company through its wholly owned subsidiary Dunn Roman Holdings, acquired 100% of the issued and outstanding stock of Red Gold Biotechnologies (PTY) Ltd. (“Red Gold”), a related party to the Company. Red Gold was a related party to the Company through our chief executive officer, Roger Duffield, who was the sole shareholder of Red Gold. As of June 30, 2014, the Company had advanced $425,527 to Red Gold. This loan which was recorded as a Related Party Receivable as of June 30, 2014, and was eliminated in consolidation in subsequent financial reports. There was no economic benefit to Roger Duffield as a result of this acquisition as the entity acquired was established solely for tax reporting purposes in South Africa.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth, by level, the fair value of the Company’s financial instruments as of June 30, 2016, and 2015:

2015:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

2016:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$1,022,472	$-	$-	$1,022,472
Total	$1,022,472	$-	$-	$1,022,472

NOTE 7 – FIXED ASSETS

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2016, and June 30, 2015, consisted of the following:

	June 30, 2016	June 30, 2015
Plant and Equipment	$6,122,375	$7,487,506
Machinery and Equipment	170,331	211,283
Leasehold Improvements	659,194	752,530
Furniture and Fixtures	67,032	81,626
Automobiles	74,470	90,684
Computers and Equipment	18,385	23,206
Total Net Depreciable Fixed Assets	7,111,787	8,646,835
Less: Accumulated Depreciation	(1,029,390)	(636,879)
Fixed Assets, net	$6,082,397	$8,009,956

Depreciation expense for the years ended June 30, 2016, and 2015 was $519,461 and $414,419, respectively. The Company did not commence depreciating the leasehold improvements and other fixed assets until placed in service. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment (see Note 12).

The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The Company recorded capitalized interest as part of the asset to which it relates and amortized capitalized interest over the asset’s estimated useful life. Interest cost capitalized was $-0- and $309,796 in 2016 and 2015, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Debenture Total	Accrued interest
June 30, 2014	$15,717	$(2,282)	$-	-
Converted into shares of common stock	(15,717)	2,282	-	-
June 30, 2015	-	-	-	-
Issued in the year	535,000	(546,000)	(11,000)	11,000
Amortization of debt discount	-	164,835	164,835	-
Interest accrued	-	-	-	6,451
June 30, 2016	$535,000	$(381,165)	$153,835	$17,451

The Company evaluated the terms of the conversion features of its convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined they are indexed to the Company’s common stock and the conversion features meet the definition of a liability, and therefore bifurcated the conversion features and accounted for them as a separate derivative liability.

As of June 30, 2014, the Company had recorded $13,435 in convertible debentures, net of a discount of $2,282, which resulted from an original convertible note of $160,000, net of discounts of $30,547, issued in August 2013. In prior years, a total of $174,479 of the unpaid principal plus accrued interest had been converted into 2,132,839 shares of restricted common stock, leaving a balance of $13,435. In the year ended June 30, 2015, the balance plus accrued interest was converted into 144,296 shares of common stock. The Company revalued the proportionate amount of the derivative liability to it fair value and recognized any gain or loss on the change in fair value of the derivative liability as other income or expense in the statement of operations. On issuance of shares of common stock on settlement of the note, the proportionate balance of the derivative liability together with the proportionate balance of unamortized debt was transferred to additional paid in capital.

On November 12, 2015, the Company executed a convertible promissory note with a maximum principal amount of $250,000. Amounts received under this promissory note are issued net of a 10% original issue discount. Each payment of consideration matures one year from the date of distribution. The lender can convert the outstanding principal of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $5,000, and the aggregate principal balance to be repaid being $55,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advance at origination at $79,851 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.5% and annualized volatility of 112%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $29,851 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On December 30, 2015, the Company executed a convertible promissory note in the amount of $30,000. The note does not bear interest, however, the Company would incur a re-payment penalty of $7,500 if it chose to repay the note rather than allow conversion. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 58% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company valued the conversion feature on this note at origination at $36,342 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 6- month term to maturity, risk free interest rate of 0.65% and annualized volatility of 111%. The Company recorded a debt discount of $30,000 as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The difference of $6,342 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On January 5, 2016, the Company executed an 8% interest convertible promissory note in the amount of $50,000, which is due and payable on January 5, 2017. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $47,500 upon closing of the note, net of a discount of $2,500, with the aggregate to be repaid being $50,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion feature on this loan at origination at $68,766 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 111%. $47,500 of the value assigned to the derivative liability was recorded as debt discount on the convertible debenture. The balance of $21,266 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On February 8, 2016, the Company executed a 10% interest convertible promissory note in the amount of $55,000, which is due and payable February 11, 2017. The note has “guaranteed” interest of $5,500 which has been accrued as of the origination date and will be recognized as expense over the life of the note. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $45,000 upon closing of the note, net of a debt discount of $10,000, and the aggregate principal balance to be repaid being $55,000. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and is amortized over the life of the convertible debenture. The Company valued the conversion feature on this loan at origination at $102,989 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 121%. $60,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $42,489 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On February 22, 2016, the Company executed an 8% interest convertible promissory note in the amount of $50,000, which is due and payable February 22, 2017. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $47,500 upon closing of the note, net of a debt discount of $2,500, and the aggregate principal balance to be repaid being $50,000. The debt discount was recorded as a reduction (contra-liability) of the convertible debenture and is amortized over the life of the convertible debenture. The Company valued the conversion features on the loan at origination at $62,702 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 121%. $47,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $15,202 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On March 21, 2016, the Company executed a 10% interest convertible promissory note in the amount of $52,500. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $2,500, and the aggregate principal balance to be repaid being $52,500. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this loan at origination at $115,771 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 119%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $65,771 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On April 12, 2016, the Company executed an 8% interest convertible promissory note in the amount of $50,000. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 15 trading days prior to conversion. The Company received $47,500 upon closing of the note, net of a debt discount of $2,500, and the aggregate principal balance to be repaid being $50,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on these advances at origination at $80,930 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of .65% and annualized volatility of 116%. $47,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $33,430 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On May 6, 2016, the Company executed an 8% interest convertible promissory note in the amount of $25,000. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 50% of the lowest trade share price occurring in the previous 15 trading days prior to conversion. The Company received $23,750 upon closing of the note, net of a debt discount of $1,250, and the aggregate principal balance to be repaid being $25,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this loan at origination at $40,819 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of .65% and annualized volatility of 110%. $23,750 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $17,069 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On May 9, 2016, the Company executed a 10% interest convertible promissory note in the amount of $55,000. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $45,000 upon closing of the note, net of a debt discount of $10,000, and the aggregate principal balance to be repaid being $55,000 plus guaranteed interest of 10% ($5,500). The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The guaranteed interest was accrued and recorded as original issue discount which will be amortized over the life of the note. The Company valued the conversion features on these advances at origination at $98,767 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of .65% and annualized volatility of 105%. $50,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $48,267 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On May 16, 2016, the Company executed an 8% interest convertible promissory note in the amount of $25,000. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $23,750 upon closing of the note, net of a debt discount of $1,250, and the aggregate principal balance to be repaid being $25,000. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on these advances at origination at $40,862 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 119%. $23,750 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $17,112 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On June 21, 2016, the Company executed a 10% interest convertible promissory note in the amount of $62,500. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $49,500 upon closing of the note, net of a debt discount of $13,000, and the aggregate principal balance to be repaid being $62,500. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on these advances at origination at $71,095 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 119%. $49,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and was amortized over the life of the convertible debenture. The balance of $21,595 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities were as follows:

June 30, 2014	24,330
Settled on issuance of common stock	(33,599)
Revaluation on settlement on issuance of common stock or reporting date	9,269
June 30, 2015	-
Value acquired during the period	828,271
Revaluation on settlement on issuance of common stock or reporting date	194,201
June 30, 2016	1,022,472

NOTE 9 – NOTES PAYABLE

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

On June 25, 2015, the Company executed another promissory note for $400,000. This note bears interest at 12% per annum and was originally due June 30, 2016. Proceeds from this note were received in July 2015, so the note was not recorded as of June 30, 2015.

Collectively, these notes total $6,900,000 as of June 30, 2016, and $6,500,000 as of June 30, 2015, and were due and payable June 30, 2015. The Company subsequently renegotiated the due date on each of these notes to January 1, 2017. As of June 30, 2016, and 2015, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $720,488 and $288,612.

Land and Agriculture Bank of South Africa

In June 2012, the Company, through the majority-owned subsidiaries of Dunn Roman Holdings, Inc., executed final loan documents on a 100 million Rand (approx. $6.5 million USD at current rates) financing with the Land and Agriculture Bank of South Africa (“Land Bank”). The total loan is comprised of multiple agreements totaling, between Green Gold Biotechnologies (Pty) Ltd. and Breakwood Trading 22(Pty) Ltd., 100 million rand (approx. $6.5 million USD at current rates). The loans all bear interest at the rate of prime plus 0.5% per annum and are all due in seven years. In addition, the loans have a 25-month “holiday” in which no payments or interest are due until 25 months after the first draw down of funds. The loans are collateralized by the assets and operations, including the Senteeko lease, agriculture production and receivables of Dunn Roman Holdings, which is the African operating arm of Plandaí. In addition, Dunn Roman Holdings was required to grant a 15% profit share agreement to the Land Bank which extends through the duration of the loan agreements (7 years unless pre-paid). The profit share agreement extends only to profits generated by Dunn Roman Holdings exclusive of operations of Plandaí and outside of South Africa. By way of loan covenants, the borrowing entities are required to maintain a debt-to-equity ratio of 1.5:1, interest coverage ratio of 1.5:1, and security coverage ratio of 1:1, none of which are currently in compliance. However, the Company consistently notified the Bank of this situation and has requested written documentation as to the Bank’s intention. The Bank has provided documentation extending the “holiday” at through December 2016. As of and through the date of this report, the Land Bank has not provided any notice of default or requested compliance with the terms of the loans.

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During each of the years ended June 30, 2016, and 2015, the Company amortized $64,404, leaving a debt discount balance of $311,283 and $375,687 at June 30, 2016, and 2015, respectively.

During the years ended June 30, 2016, and 2015, the Company received no proceeds from these loans while interest incurred of $740,745 and $946,959, respectively, was added to the loan principal. The Company used the loan proceeds to purchase fixed assets that are employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding, and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000R South African Rand (approximately $151,000 US Dollars). During the years ended June 30, 2016, and 2015, a total of $162,329 and $2,104,864 was repaid to Land Bank. As of June 30, 2016, a total of $7,492,375, which included capitalized accrued interest, was owed to the Land Bank. Inasmuch as the Company is out of compliance with certain loan covenants (see above), and whereas the written agreement to suspend such covenants expired in December 2016, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheet as of June 30, 2016, and 2015.

As of June 30, 2016, and 2015, long-term loan balances were as follows:

	June 30, 2016	June 30, 2015
Loan Principal and Interest - Land Bank	7,492,375	8,401,900
Notes Payable – third party	6,900,000	6,500,000
Less: Discount	(311,283)	(375,687)
	14,081,092	14,526,213
Less: Current Portion	(14,081,092)	(14,526,213)
Long Term Debt, Net of Discount	$-	$-

NOTE 10 – NOTES PAYABLE TO RELATED PARTIES

On January 1, 2016, the Company borrowed £35,000 ($50,525), from the son of Roger Baylis-Duffield, the Company’s Chief Executive Officer, the proceeds from which were used for general operating purposes. The note bears interest at the rate of 15% per annum, with interest due semi-annually, and the balance plus any accrued interest is due and payable on December 31, 2016.

NOTE 11 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases, which either have escalating terms or included several months of “free” rent, including the notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation.

In February 2012, the Company entered into a long-term lease of tea, avocado, macadamia, and timber plantation estates totaling roughly 8,000 acres in South Africa. Under the terms of the lease, the Company is required to pay quarterly rent of R250,000 ($21,000) plus an annual dividend of 26% of net income generated from the use of the property with a R500,000 ($42,000) annual minimum dividend.

On March 1, 2012, the Company entered into a 10-year lease for office space for its subsidiary, Dunn Roman Holdings. Under the terms of the lease, payments are approximately $1,650 a month. The lease contained a provision requiring Dunn Roman to purchase the property on June 30, 2014, at the option of the lessor. Prior to June 30, 2014, the Company negotiated a five-year extension on the purchase option in exchange for a one-time payment of 500,000 shares of Plandaí’s common stock (See Note 14).

The table below summarized the future lease obligations for the fiscal years ended.

Tea Estate
2017	$79,828
2018	85,596
2019	91,783
2020	98,418
2021	105,534
Thereafter	16,072,308
$16,533,467

(1)	Minimum payments have not been reduced or offset by minimum sublease rental income of $43,715 per annum, commencing November 2016 and increasing by 8% per annum thereafter.

Both of these leases have either escalating terms or several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of June 30, 2016, and 2015, the amount of this deferred liability was $1,527,019 and $1,513,976, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 19 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. The lease requires monthly payments of $3,643 (R650,000 annually) to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable and included in Other Assets. As of June 30, 2016, and 2015, the amount of this receivable was $118,038 and $91,470, respectively. Over the life of the sublease, a total of R12,718,632 ($855,379) will be paid to the Company.

NOTE 12 – CURRENCY ADJUSTMENT

The Company’s principal operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate for the period being used for income statement purposes and the closing exchange rate as of the period end applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. As of June 30, 2016, and 2015, the cumulative currency translation adjustments were $12,778 and ($375,880), respectively.

NOTE 13 – FUTURE OBLIGATIONS

Employment Agreements

The Company executed agreements in March of 2013 with two officers and one consultant. Each contract is for a five-year term. Pursuant to the three employment agreements, the Company is obligated to issue 4,000,000 common shares in aggregate at the end of each completed year for services rendered to the Company. The Company therefore records the value of 1,000,000 shares of stock as compensation expense every quarter based on the closing bid price of the Company’s common stock on March 2, 2013. In April 2015, the Company cancelled the agreement with the consultant and agreed to a one-time issuance of 3,500,000 shares in settlement of future obligations under the agreement, which was valued at $295,000 based on the date of grant. At June 30, 2016, and 2015, with regards to the future annual issuance of 3,000,000 shares on the remaining agreements, the Company accrued compensation expense for services completed in the amount of $60,000 and $45,000, respectively.

Royalty Agreement

On August 30, 2013, the Company executed a license with North-West University, South Africa, under which the Company received an exclusive world license to manufacture and market products using the Pheroid® system of nano-entrapment, the patents and associated intellectual property. The license is limited to entrapping polyenes for animal and human use. Under the terms of the license, Plandaí will pay a minimum royalty of 2% of net sales of all products that incorporates the Pheroid technology, with a minimum of R20,000 (approx. US $1,700) due annually. The license contains requirements that the Company achieve certain development milestones with respect to bringing products to market. As of June 30, 2016, the Company had not commenced sales of the Pheroid® product and, accordingly, the Company generated no royalties apart from the $1,700 minimum annual payment during the years ended June 30, 2016, and 2015.

NOTE 14 – COMMON STOCK

We are authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. Each share of common stock has one vote per share on all shareholder matters. The Company’s common stock does not provide preemptive, subscription or conversion rights, and there is no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for election of our Board.

As of June 30, 2014, there were 131,008,628 shares of common stock issued and outstanding. During the year ended June 30, 2015, the Company issued 33,411,308 shares of restricted common stock as follows:

●	The Company issued 1,298,400 restricted common shares to various individuals for $286,700 cash. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 26,769,400 restricted common shares to various employees and third parties for services valued at $5,608,514. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 144,296 restricted common shares to a third party for the conversion of convertible debt and interest in the amount of $22,662. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 1,629,212 restricted common shares pursuant to the execution of 1,666,666 warrants with a strike price of $0.01. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 70,000 restricted common shares pursuant to the acquisition of the remaining 2% interest in Dunn Roman. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 3,500,000 shares of restricted common stock in settlement of an employment agreement that was cancelled. $295,000 was recorded as a settlement expense in connection with this transaction based on the closing price of the Company’s stock on the date of issuance. The issuance of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

During the year ended June 30, 2016, the Company issued 23,111,300 shares of restricted common stock as follows:

●	The Company issued 17,806,300 shares of restricted common stock to various individuals for $412,640 cash. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

●	The Company issued 5,305,000 restricted common shares to various employees and third parties for services valued at $318,350. Each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

As of June 30, 2016, there were a total of 187,531,236 shares of common stock issued and outstanding.

NOTE 15 – WARRANTS

On January 28, 2014, the Company signed an agreement with Diego Pellicer, Inc. under which the Company received a license to use the Diego Pellicer name and likeness on a future cannabis-based extract, which is under development. As consideration for the license, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at a purchase price of $0.01 per share. The Company computed the value of the warrants issued using the Black-Scholes method with the following assumptions:

●	Closing bid price of the common stock of $1.15 on the date the warrants were issued

●	Dividend yield - zero

●	Expected term - 10 year

●	Risk free interest rate - 2.77%

●	Annualized volatility - 260%

The Company recorded a value of $5,749,985 as an asset. However, as the cannabis extract was still in development, the intangible licenses asset balance was deemed fully impaired as of June 30, 2014, leaving a zero-asset balance. Accordingly, the Company recorded an impairment expense of $5,749,985. Should the cannabis extract come to market, the value of the license will be re-evaluated. In the year ended June 30, 2015, 1,666,666 of these warrants were exercised resulting in the issuance of 1,629,212 common shares.

On November 10, 2015, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share, such warrants expiring three years after issuance. The warrants were issued as part of a stock purchase agreement with a third party. The Company calculated the value of the warrants to be $127,262 using the Black-Scholes method and the following assumptions: annual volatility of 112%, 3-year interest rate of 1.22%, and stock value on date of issuance at $0.08. As the warrants were deemed “out of the money” on the date of issuance, the Company recorded no expense.

The following table summarizes share warrants activity for the years ending June 30, 2016, and 2015:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2014	5,000,000	$0.01	9.5 years
Issued	-	-	-
Exercised	(1,666,666)	$0.01	9.0 years
Cancelled	-	-	-
Expired	-	-	-
Warrants outstanding, June 30, 2015	3,333,334	$0.01	8.5 years
Issued	2,500,000	$0.10	3.0 years
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Warrants outstanding, June 30, 2016	5,833,334	$0.05	5.3 years
Warrants exercisable, June 30, 2016	5,833,334	$0.05	5.3 years

The following table summarizes information about warrants outstanding as of June 30, 2016:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	7.5 years
$0.10	2,500,000	2.4 years
	5,833,334

NOTE 16 – NON-CONTROLLING INTEREST

Plandaí owns 100% of Dunn Roman Holdings—Africa, which in turn owns 74% of Breakwood Trading 22 (Pty), Ltd., 100% of Red Gold Biotechnologies (Pty) Ltd.), and 74% of Green Gold Biotechnologies (Pty), Ltd., in order to be compliant with the Black Economic Empowerment rules imposed by the South African Land Bank. While the Company is required to consolidate 100% of the operations of its majority-owned subsidiaries, that portion of subsidiary net equity attributable to the minority ownership, together with an allocated portion of net income or net loss incurred by the subsidiaries, must be reflected on the consolidated financial statements. On the balance sheet, minority interest has been shown in the Equity Section, separated from the equity of Plandaí, while on the income statement, the minority shareholder allocation of net loss has been shown in Net Loss, Adjusted.

NOTE 17 – INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for U.S. federal and state income taxes:

Period ended June 30,	2016	2015
Income tax benefit at Federal statutory rate of 35%	$1,635,814	$3,525,320
Change in valuation allowance	(1,635,814)	(3,525,320)
	$-	$-

The following table presents the current and deferred income tax provision (benefit) for South Africa income taxes:

Period ended June 30,	2016	2015
Income tax benefit at statutory rate of 28%	$648,870	$812,981
Differences due to foreign currency translation	(480,959)	(242,024)
Change in valuation allowance	(167,911)	(570,957)
	$-	$-

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2016 and 2015, the Company’s tax losses were reduced by stock for services expense. There were no depreciation differences.

At June 30, 2016, and 2015, the Company had net operating loss carryforwards (tax-effected) of approximately $37,539,495 and $32,865,741, respectively, which begin to expire in 2032. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment.

Deferred tax assets computed at the U.S. statutory federal income tax rate of 35% consisted of the following:

At June 30	2016	2015
Net Operating Losses	$13,138,823	$11,503,009
Valuation Allowance	(13,138,823)	(11,503,009)
	$-	$-

Deferred tax assets for the South Africa subsidiaries computed at the South African statutory income tax rate of 28% consisted of the following:

At June 30	2016	2015
Net Operating Losses	$2,191,384	$2,023,473
Valuation Allowance	(2,191,384)	(2,023,473)
	$-	$-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016, and 2015, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and South Africa. Our tax years for 2011 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended June 30, 2016, and 2015.

Related Party Loan Receivable

As of June 30, 2014, the Company was owed a total of $425,527 from Red Gold Biotechnologies (Pty) Ltd., of which Roger Baylis-Duffield, our Chief Executive Officer, was the sole director. Red Gold Biotechnologies was established to purchase equipment and services from third party vendors associated with construction of the Senteeko production facility. Red Gold would then act as the “reseller” to the Company in order to obtain the refund of VAT (Value Added Tax) from South Africa. However, Green Gold paid the vendors directly. Accordingly, construction costs paid by Green Gold Biotechnologies were recorded as a receivable from Red Gold and, on the books of Red Gold, the costs were recorded as fixed assets and accounts payable. During the year ended June 30, 2015, Red Gold was merged with Dunn Roman Holdings-Africa, Plandaí’s wholly owned subsidiary. As a result of the merger, the receivable balance was offset against the payable and the Red Gold fixed assets were transferred to Green Gold Biotechnologies. There were no revenues or expenses associated with Red Gold and Mr. Duffield derived no economic benefit from the transaction. All VAT refunds were deposited with Green Gold and offset the cost of construction.

Accounts Payable to Related Parties

As of June 30, 2016, and 2015 the Company has accounts payable to related parties balances totaling $14,886 and $16,176 which consists primary of amounts owed to officers and directors of the Company who paid certain operating expenses on behalf of the Company.

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013, with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At June 30, 2016, and 2015, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $60,000 and $45,000, respectively.

CRS Settlement

In June 2012, the Company, through its subsidiary Dunn Roman Holdings – Africa, contracted CRS Technologies to construct the tea and citrus extraction facility for a total purchase price of $5,632,250. At the time the contract was executed, CRS was owned by the CEO of Plandaí, Roger Baylis-Duffield. CRS executed a simultaneous contract with an unrelated third party, Clean Green Bio Systems, an Indian company, to fulfill the terms of the agreement with Dunn Roman. Proceeds of $5,632,250 from the term loan from the Land and Agriculture Bank of South Africa (see Note 8), were paid to CRS, who in turn remitted the same amount to Clean Green. In February 2013, Roger Duffield sold 100% of the assets of CRS, including the contract to build the Dunn Roman facility, to a third party. CRS subsequently ceased all operations and in July 2015 the entity was formally dissolved. Since the original contract was with CRS, and due to the cost overruns and delays in completing the factory, the Board of Directors of Dunn Roman voted to hold CRS liable and, in May 2014, CRS agreed to pay a penalty, which was offset against fixed assets as received. In the years ended June 30, 2015, and 2014, the Company received $764,386 and $348,459, respectively, from CRS under the settlement agreement.

Related Party Loan Payable

On January 1, 2016, the Company borrowed £35,000 ($50,526), from the son of Roger Baylis-Duffield, the Company’s Chief Executive Officer, the proceeds from which were used for general operating purposes. The note bears interest at the rate of 15% per annum, with interest due semi-annually, and the balance plus any accrued interest due and payable on December 31, 2016.

NOTE 19 – OTHER INCOME

For the year ended June 30, 2016

Other Income for 2016 includes $270,786 from a one-time grant paid by the South African government. The grant was issued by the Department of Trade and Industry (DTI) as an incentive to new manufacturers and was tied to meeting certain manufacturing objectives. The Company met the first of these objectives and qualified for the first payment, but lack of rainfall and other operational issues prevented the Company from meeting subsequent milestones and qualifying for additional funds.

For the year ended June 30, 2015

Other Income for 2015 includes $3,306 received from the Company’s insurance due to a claim on damaged equipment.

NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10-50 and has determined that no material subsequent events exist through the date of this filing apart from the following:

On September 9, 2016, the Company filed an amendment to the Company’s articles of incorporation to increase the number of issued and outstanding shares from 500 million shares to 1 billion shares. The Articles of Amendment were filed with the Secretary of State of Nevada on September 15, 2016.

On September 20, 2016, the Company’s Board of Directors voted to approve a stock dividend of 25 million shares, representing 25% of the total outstanding stock of its wholly owned subsidiary, Cannabis Biosciences, Inc., which will be paid to Plandaí’s shareholders of record as of September 30, 2016.

Subsequent to June 30, 2016, the Company issued two convertible debentures having an aggregate face value of $112,000, receiving cash proceeds of $101,000. These debentures bear interest at rates between 9-10% and are convertible into common shares of the Company’s common stock at a 50% discount off the lowest intra-day trading price over the 20-days prior to conversion and are due 12 months from the date of issuance. In connection therewith, the Company issued warrants to purchase 1,466,666 shares of the Company’s common stock at a price equal to $0.03 per share. These warrants expire August 25, 2021.

On September 1, 2016, the Company issued a convertible debenture in the amount of $25,000, receiving proceeds of $20,000. The debenture does not bear interest and is due March 1, 2016, and can be converted into shares of the Company’s common stock at 50% of the lowest intra-day trading price during the 15-day period prior to conversion. In connection therewith, the Company issued warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. These warrants expire September 1, 2019.

Subsequent to June 30, 2016, the Company issued an aggregate of 25,713,669 on the conversion of $169,875 in convertible debentures plus accrued interest of $7,006.

Subsequent to June 30, 2016, the Company acquired 100,000 shares of Protext Mobility, Inc., which represents 75% of the total voting stock of Protext. As a result, Protext became a majority owned subsidiary of the Company. The Company then transferred the license to develop, produce and sell pharmaceutical products based on the Phytofare® technology to Protext. In March 2017, the Company transferred 100% of the common stock of its subsidiary, Cannabis Biosciences, Inc., to Protext in exchange for 50 million shares of Protext common stock. As a result of this transaction, Cannabis Biosciences became a wholly owned subsidiary of Protext. Plandaí has indicated that it intends to distribute the common shares of Protext acquired in the transaction to the shareholders of Plandaí as a stock dividend.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc.
(Registrant)

March 15, 2023	By:	/s/ Tad Mailander
Tad Mailander, Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2023	/s/ Tad Mailander
Tad Mailander, Director