Form 10-Q
period 2016-09-30
Plandai Biotechnology, Inc.
filed 2023-03-20
CIK 1317880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51206

PLANDAÍ BIOTECHNOLOGY, INC.

(Name of small business issuer in its charter)

Nevada	45-3642179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4811 49th Street, San Diego, CA	92115
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 900-6829

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2016, the issuer had 243,630,359 shares of its common stock issued and outstanding.

Explanatory Statement

This quarterly report on Form 10-Q for the quarter ended September 30, 2016, is submitted by Plandaí Biotechnology, Inc. (“Company”) and includes unaudited financial statements not reviewed by an independent accounting firm, pursuant to an exemption provided by 17 CFR § 240.12b-21. The unaudited financial statements contain the last known financial information available for the quarter ended September 30, 2016. The Company was formerly a reporting company under the 1934 Securities and Exchange Act, with a class of securities voluntarily registered pursuant to Section 12g. The Company terminated its registration with the Securities and Exchange Commission by filing Form 15-12g on January 31, 2017. The Company’s charter was thereafter suspended by the State of Nevada for non-payment of fees. The Company submits the following facts which are relevant to its inability to file financial statements with any customary review and informal approval by an independent audit firm with this filing because (i) the required financial information and confirmations are not reasonably available; and, (ii) the required information and financial confirmations are unavailable because the particular persons with whom the required information rests are now unaffiliated with the Company and unavailable to it. The declaration of Tad Mailander is submitted herewith as an exhibit containing additional facts.

1.	The required confirmed financial information is unavailable. The Company investigated and contacted the Company’s former controller and accountant, Louisa Willemse, as well as the Company’s former Chief Executive Officer and Chief Financial Officer, Mr. Roger Duffield, both residing in South Africa. Each disclaimed having any Company records – financial or otherwise – from Company operations for fiscal 2016 or at any time prior, including the subject quarterly report for the period ended September 30, 2016.

2.	Persons with the Required Audit Knowledge are Now Unaffiliated with the Company or Unavailable. As discussed above, the Company contacted the former controller and accountant (Ms. Willemse) and the Company’s Chief Executive Officer and Chief Financial Officer (Mr. Duffield). Each are unaffiliated with the Company or its current management as of the date of this filing, and approximately for the past five years. Aside from each of Ms. Willemse and Mr. Duffield denying having any Company financial or operational audit records or documents, each denied having any percipient knowledge about the Company’s finances or operations for the quarter ended September 30, 2016. The Company further attempted to contact former director Callum Duffield, a citizen and resident of the United Kingdom, and Daron Baylis-Duffield, a resident of South Africa, who did not respond to the Company’s inquiries for required information. The Company also communicated with its former director Brian Johnson, who had no documents or records and no required financial knowledge. The Company also contacted Haynie & Co. the successor to Cutler & Co., the Company’s independent auditor that was engaged in 2016. Neither had any records related to the Company for the quarter ended September 30, 2016.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2016	2016
ASSETS
Current Assets:
Cash	$22,091	$12,915
Inventory	61,738	65,584
Accounts Receivable	21,314	41,256
Prepaid Expenses and Other Current Assets	54,737	65,065
Total Current Assets	159,880	148,820

Deposits	71,170	64,838
Other Assets	99,403	118,038
Fixed Assets – Net	6,503,827	6,082,397
Total Assets	$6,834,280	$6,450,093

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$697,188	$710,333
Accrued Interest	855,746	741,175
Convertible Notes	93,283	153,835
Current Portion of Long Term Debt	14,946,641	14,081,092
Derivative Liability	844,729	1,022,472
Related Party Note Payable	50,526	50,526
Related Party Payables	15,990	14,886
Total Current Liabilities	17,504,103	16,774,319

Other Liabilities	142,600	131,663
Deferred Lease Obligation	1,740,463	1,527,019
TOTAL LIABILITIES	19,387,166	18,433,001

STOCKHOLDERS’ DEFICIT
Common Stock, authorized 500,000,000 shares, $0.0001 par value, 243,630,359 and 187,531,236 shares issued and outstanding as of September 30, 2016 and June 30, 2016	24,362	18,753
Additional Paid-In Capital	31,616,856	30,853,309
Accumulated Deficit	(41,704,202)	(40,688,408)
Cumulative Foreign Currency Translation Adjustment	(215,906)	12,778
Total Stockholders’ Deficit	(10,278,890)	(9,803,568)
Non-controlling Interest	(2,273,996)	(2,179,340)
Equity Allocated to Plandaí Biotechnology	(12,552,886)	(11,982,908)
Total Liabilities and Stockholders’ Deficit	$6,834,280	$6,450,093

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2016	2015
Revenues	$80,820	$40,831

Expenses:
Production Costs	169,082	204,792
Payroll	147,655	208,450
Rent	93,575	92,464
Professional Services	47,543	146,625
Depreciation	133,054	144,213
General and Administrative	209,106	123,452
Total Expenses	800,015	919,996

Operating (Loss)	(719,195)	(879,165)

Other Income (Expense)
Other Income	27,274	-
Change in Derivative Liability	70,595	-
Derivative Interest	(7,187)	-
Interest Expense	(481,939)	(309,880)
Net (Loss)	$(1,110,452)	$(1,189,045)

Allocation to Non-controlling Interests	94,656	112,777

Net (Loss), Adjusted	$(1,015,796)	$(1,076,268)
Other Comprehensive Income (loss):
Foreign Currency Translation Adjustment	(228,684)	340,275

Comprehensive Income (Loss)	$(1,224,480)	$(735,993)

Basic & diluted loss per share	$(0.00)	$(0.00)

Weighted Avg. Shares Outstanding	252,353,992	164,517,900

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,110,452)	$(1,189,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	133,054	144,213
Amortization of Debt Discount	16,101	16,101
Capitalized Lease Obligation	84,557	92,373
Stock Issued or Payable for Services	282,401	62,000
Derivative Interest	147,846	-
Change in Value of Derivative Liability	(70,595)	-
Increase in Notes Payable from Interest Added to Principal	222,016	195,993
Changes in Assets and Liabilities:
Decrease in Accounts Receivable	22,818	152
Increase in Deposits	(924)	(787)
(Increase) Decrease in Inventory	9,075	(4,504)
Decrease in Prepaid Expenses and Other Current Assets	15,463	143,739
Decrease (Increase) in Other Assets	27,669	(12,295)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(52,876)	163,025
Increase in Deferred Lease Obligation	-	92,373
Increase in Accrued Interest	114,571	101,556
Net Cash Used in Operating Activities	(159,275)	(288,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(51,209)	(5,769)
Net Cash Used in Investing Activities	(51,209)	(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Convertible Notes	163,000	-
Proceeds from Issuing Notes Payable	-	400,000
Principal Payments on Notes Payable	-	(169,577)
Proceeds from the Sale of Common Stock	-	75,000
Net Cash Provided by Financing Activities	163,000	305,423
Effect of Exchange Rates on Cash Flows	56,661	(39,234)

Net Increase (Decrease) in Cash and Cash Equivalents	9,176	(28,059)
Cash and Cash Equivalents at Beginning of Period	12,915	33,619
Cash and Cash Equivalents at End of Period	22,091	5,560

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to retire debt	$231,765	$-
Interest added to debt principal	222,016	195,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PLANDAI BIOTECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements represent the results of operations for the three ended September 30, 2016 and 2015. The Company has adopted the US dollar as the reporting currency for accounting and reporting purposes.

This summary of accounting policies for Plandaí Biotechnology, Inc. and its wholly-owned subsidiaries, is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended June 30, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016 filed with OTC.

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

During the year ended June 30, 2015, a total of 1,666,666 warrants were exercised utilizing a “cashless” option resulting in the issuance of 1,629,212 shares of restricted common stock, leaving 5,833,334 outstanding exercisable warrants at September 30, 2016 and June 30, 2016.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation, and consist of plant and equipment, machinery, leasehold improvements, furniture and fixtures, automobiles, and computers. As of September 30, 2016 and June 30, 2016 fixed assets consisted of the following:

	September 30, 2016	June 30, 2016
Total Fixed Assets	$7,678,487	$7,111,787
Less: Accumulated Depreciation	(1,174,660)	(1,029,390)
Fixed Assets, net	$6,503,827	$6,082,397

The increase in fixed assets results in part from the fluctuation of the South African Rand against the U.S. Dollar, as all of the Company’s fixed assets are located in South Africa, offset by acquisitions and depreciation expense, which is likewise effected by currency fluctuations.

Depreciation expense

Depreciation expense for the three months ended September 30, 2016 was $133,054 compared to $144,213 for the three and months ended September 30, 2015. The difference between accumulated depreciation and depreciation expense results from the application of the currency adjustment.

NOTE 5 – NOTES PAYABLE

As of the dates presented, the long-term loan balances were as follows:

	Interest Rate	Due Date	September 30, 2016	June 30, 2016
Loan Principle and Interest - Land Bank	See below	See below	$8,341,823	$7,492,375
Notes Payable – other third party	6%	July 1, 2017	6,900,000	6,900,000
Less: Discount			(295,182)	(311,283)
			14,946,641	14,081,092
Less: Current Portion			(14,946,641)	(14,081,092)
Long Term Debt, Net of Discount			$-	$-

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

Collectively, these notes total $6,900,000 as of September 30, 2016 and June 30, 2016, and were due and payable twelve months after issuance. The Company subsequently renegotiated the due date on each of these notes to July 1, 2017. The Company is not required to make monthly payments on any of these notes. As of September 30, 2016 and June 30, 2016, the Company recorded accrued interest pertaining to the outstanding notes payable in the amounts of $816,652 and $720,488, respectively.

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

During the year ended June 30, 2012, the Company issued 1,500,000 shares of restricted common stock to three Dunn Roman shareholders in exchange for their shares of Dunn Roman Holdings which had been previously issued. The acquired Dunn Roman shares were then provided to third parties in order to comply with the BEE provisions associated with the loan from the Land Bank of South Africa, which required that 15% of Dunn Roman be owned by non-white South Africans. The Company has therefore determined to treat the value of the shares issued to acquire the Dunn Roman stock ($585,000, based on the value of shares on the date of issuance) as a cost of securing the financing and recorded as a loan discount which is amortized over the life of the loan (7 years). During the three months ended September 30, 2016 the Company amortized $16,101, leaving a debt discount balance of $295,182 at September 30, 2016.

As of September 30, 2016, a total of $8,341,823, which includes capitalized accrued interest, was owed to the Land Bank. The proceeds were used to purchase fixed assets that are employed in South Africa to produce the Company’s botanical extracts, fund the rehabilitation of the Senteeko Tea Estate, including the repair of roads, bridges, and onsite management and farm worker housing, and the pruning, weeding and fertilizing of the plantation. As the 25-month holiday in which no payments or interest are due expired in July of 2014, the Company is required to make monthly payments of approximately 2,250,000 South African Rand (approximately $145,000 US Dollars). During the year ended June 30, 2016, the Company paid approximately $162,329. Commencing August 2015, the Company ceased making payments to the Land Bank and has been in discussions to renegotiate the payment terms of the obligation. The Land Bank has been cooperative in this effort and has not expressed any intention to foreclose or accelerate the debt balances. Inasmuch as the Company is out of compliance with certain loan covenants including the non-payment of scheduled monthly amounts due under the various leases, the Company has elected to classify the entire balance owed to the Land Bank as “current” in the accompanying balance sheets as of September 30, 2016 and June 30, 2016.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

On January 1, 2016, the Company borrowed £35,000 ($50,526 at March 31, 2016), from the son of Roger Baylis- Duffield, the Company’s Chief Executive Officer, the proceeds from which were used for general operating purposes. The note bears interest at the rate of 15% per annum, with interest due semi-annually, and the balance plus any accrued interest due and payable on December 31, 2016. In December, 2016, the Company and lender agreed to extend the terms of the note until June 30, 2017.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	Principal Balance	Loan Discount	Accrued interest
June 30,2016	$535,000	$(381,165)	$17,451
Issued in the period	163,000	(163,000)	-
Converted into shares of common stock	(231,765)	-	-
Payments of principal and interest	-	-	-
Amortization of debt discount	-	171,213	-
Interest accrued	-	-	4,703
September 30, 2016	$466,235	$(372,952)	$21,154

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

On March 21, 2016, the Company executed a convertible promissory note in the amount of $52,500 with Essex Global Investment Corp. The note bears interest at 10% per annum and is due and payable March 21, 2017. The note has conversions rights at 50% of the lowest trading price of the Company’s common stock over the twenty days prior to conversion. On September 15, 2016, this note was purchased from Essex by EMA Financial LLC, who subsequently converted $13,750 into 2,500,000 shares of common stock in accordance with the conversion terms of the note. In March 2017, EMA sold the balance of the note to Black Mountain Equities.

On November 12, 2015, the Company executed a convertible promissory note with a maximum principal amount of $250,000. Amounts received under this promissory note are issued net of a 10% original issue discount. Each payment of consideration matures one year from the date of distribution. The lender can convert the outstanding principal of the convertible promissory note into shares of the common stock at any time at the lesser of $0.10 per share or 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. On July 18, 2016, the Company received $50,000, net of a discount of $5,000, with the aggregate principal balance to be repaid being $55,000 and bringing the total owing under the note to $110,000. The debt discount on this advance was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advance at origination at $60,249 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.5% and annualized volatility of 73%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $10,249 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On August 25, 2016, the Company executed a convertible promissory note with a maximum principal amount of $600,000. Amounts received under this promissory note are issued net of a $54,000 original issue discount which is applied pro-rata on each advance. Each payment of consideration matures one year from the date of distribution. The lender can convert the outstanding principal of the convertible promissory note into shares of the common stock at any time at 60% of the lowest trade share price occurring in the previous 25 trading days prior to conversion. On August 31, 2016, the Company received $50,000, net of a discount of $5,000, with the aggregate principal balance to be repaid being $55,000. The debt discount on this advance was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advance at origination at $60,249 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.5% and annualized volatility of 73%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $10,249 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

On September 22, 2016, the Company executed a 10% interest convertible promissory note in the amount of $57,500. The lender can convert the outstanding principal and accrued interest of the convertible promissory note into shares of the common stock at 50% of the lowest trade share price occurring in the previous 20 trading days prior to conversion. The Company received $50,000 upon closing of the note, net of a debt discount of $7,500, and the aggregate principal balance to be repaid being $57,500. The debt discount was recorded as a reduction of the convertible debenture and is being amortized over the life of the convertible debenture. The Company valued the conversion features on this advances at origination at $57,187 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12-month term to maturity, risk free interest rate of 0.65% and annualized volatility of 35%. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction to the convertible debenture and will be amortized over the life of the convertible debenture. The balance of $7,187 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. ASC 815 requires assessment of the fair market value of derivative liability at the end of each reporting period and recognition of any change in the fair market value as other income or expense.

Changes in Derivative Liabilities

June 30, 2016	$1,022,472
Value acquired during the period	147,848
Settled on issuance of common stock	(254,992)
Settled on payment of outstanding principal and interest	-
Revaluation on settlement on issuance of common stock or reporting date	(70,595)
September 30, 2016	844,729

NOTE 8 – DEFERRED LEASE OBLIGATIONS

Plandaí’s subsidiaries have two long-term, material leases which either have escalating terms or included several months of “free” rent, including the 49-year notarial lease for the Senteeko Tea Estate. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly cost on the leases and recorded the corresponding difference between the amount actually paid and the amount calculated as a Deferred Lease Obligation. As of September 30, 2016 and June 30, 2016 the amount of this deferred liability was $1,740,463 and $1,527,019, respectively.

Plandaí’s subsidiary, Dunn Roman Holdings – Africa (Pty) Ltd., executed a sublease on the Bonokado Farm in South Africa to a third party. Bonokado currently farms avocado and macadamia nuts, neither of which factor into the Company’s future business model. The lease is for 20 years and includes 24 months of deferred rent while the farm is rehabilitated by the sub-lessor. The lease requires monthly payments of $3,643 (R650,000 annually) to the Company commencing in November 2016 with escalating payments of 8% per annum over the life of the lease. In accordance with US Generally Accepted Accounting Principles, the Company has calculated a straight-line monthly value attributable to the lease and recorded the corresponding difference between the amount actually paid and the amount calculated as a Lease Receivable in Other Assets. As of September 30, 2016 and June, 2016, the amount of this receivable was $99,403 and $118,038, respectively. Over the life of the sublease, a total of R12,718,632 ($855,379) will be paid to the Company.

NOTE 9 – FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company’s principle operations are located in South Africa and the primary currency used is the South African Rand. Accordingly, the financial statements are first prepared in using Rand and then converted to US Dollars for reporting purposes, with the average conversion rate between July and September being used for income statement purposes and the closing exchange rate as of September 30 applied to the balance sheet. Differences resulting from the fluctuation in the exchange rate are recorded as an offset to equity in the balance sheet. In the three months ended September 30, 2016, the Company recorded a foreign currency translation adjustment loss of $228,684.

NOTE 10 – COMMON STOCK

During the three months ended September 30, 2016, the Company issued a total of 56,099,123 shares of restricted common stock as follows:

3.	The Company issued 25,840,000 restricted common shares for services valued at $282,400, of which 7,000,000 shares were issued under two consulting agreements to third parties on July 1, 2016 and 18,840,000 were issued September 1, 2016 to pay accrued salaries to officers of the Company.

4.	The Company issued 30,359,123 restricted shares on the conversion of notes payable and accrued interest totaling $231,765.

Common Stock Issuable

Pursuant to two agreements executed on March 1, 2013 by the Company with two of its officers, the Company is obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. The Company records the value of these shares on quarterly basis based on the value of the stock on the date of the agreements (March 1, 2013). As of September 30, 2016 and June 30, 2016, the common shares issuable pursuant to the employment agreements were $105,000 and $60,000 respectively.

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

On August 31, 2016, the Company issued warrants to purchase 1,466,666 shares of the Company’s common stock at an exercise price of $0.03 per share, such warrants expiring 5 years from the date of issuance. The warrants were issued as consideration for debt financing.

The following table summarizes share warrants activity for the periods presented:

	Number of Share Warrants	Weighted Average Exercise Price ($) per Share	Weighted Average Remaining Contractual Life
Warrants outstanding, June 30, 2016	5,833,334	$0.05	5.0 years
Issued	1,466,666	0.03	5.0 years
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Warrants outstanding, September 30, 2016	7,300,000	$0.05	5.0 years
Warrants exercisable, September 30, 2016	7,300,000	$0.05	5.0 years

The following table summarizes information about warrants outstanding as of September 30, 2016:

Exercise Price	Number of Warrants Outstanding	Weighted Average Life of Warrants Outstanding In Years
$0.01	3,333,334	7.2 years
$0.03	1,666,666	5.0 years
$0.10	2,500,000	2.1 years
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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the three months ended September 30, 2016.

Related Party Payables

As of September 30, 2016 and June 30, 2016, the Company owed a total of $15,990 and $14,886, respectively, to Roger Duffield, our Chief Executive Officer, for advances made to one of the Company’s South African subsidiaries in the ordinary course of business. The advances are non-interest bearing and payable on demand.

Compensation to Officers and Management

Pursuant to employment agreements executed on March 2, 2013 with two of the Company’s officers, the Company is also obligated to issue 3,000,000 common shares at the end of each completed year for services rendered to the Company. At September 30, 2016 and June 30, 2016, with regards to the future issuance of 3,000,000 shares, the Company accrued compensation expense for services completed in the amount of $105,000 and $60,000, respectively, as common stock issuable.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing apart from the following:

●	8,496,966 shares of restricted common stock were issued for cash proceeds of $102,218

●	200,000 shares of restricted common stock were issued for services rendered valued at $5,180

●	6,000,000 shares of restricted common stock were issued on the conversion of $30,000 in convertible notes payable.

●	3,497,061 shares of restricted common stock were issued on the exercise of warrants.

●	The Company acquired 90,000 shares of the Series D Preferred Stock of Protext Mobility, representing 65% of the voting capital of Protext, in exchange for all of the capital of the Company’s subsidiary, Plandaí Biotechnology South Africa (Pty) Ltd., which is engaged in pharmaceutical research. Ancillary to this transaction, the Company sold all of the capital of Cannabis Biosciences, Inc. to Protext in exchange for 60 million shares of Protext common stock. As a result of these transactions, both Plandaí Biotechnology South Africa and Cannabis Biosciences became wholly-owned subsidiaries of Protext Mobility, and Protext Mobility became a majority-owned subsidiary of the Company.

●	The Company issued a Promissory Note in the amount of $55,000 to an unrelated third party in exchange for $50,000 in proceeds. The note is due May 1, 2017.

●	The Company received 60,000,000 shares of common stock previously issued to Moor Holdings, a trust benefiting Roger and Daron Baylis-Duffield, in exchange for 100,000 shares of Series A Preferred Stock. The Series A Preferred shares are convertible into 60 million shares of the Company’s common stock and have voting rights equal to all of the shares of the Company’s common stock outstanding plus one share. The 60 million shares of common stock received in this transaction were returned to treasury and cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

BUSINESS

Plandaí Biotechnology, Inc., (the “Company”) through its acquisition of Global Energy Solutions, Ltd., and its subsidiaries, focuses on the farming of whole fruits, vegetables and live plant material and the production of proprietary functional foods and botanical extracts for the health and wellness industry. Its principal holdings consist of land, farms, and infrastructure in South Africa.

The Company was incorporated, as Jerry’s Inc., in the State of Florida on November 30, 1942. The Company catered airline flights and operated coffee shops, lounges and gift shops at airports and other facilities located in Florida, Alabama, and Georgia. The Company’s airline catering services included the preparation of meals in kitchens located at, or adjacent to, airports and the distribution of meals and beverages for service on commercial airline flights. The Company also provided certain ancillary services, including, among others, the preparation of beverage service carts, the unloading and cleaning of plates, utensils and other accessories arriving on incoming aircraft, and the inventory management and storage of airline-owned dining service equipment. In March of 2004 we moved our domicile to Nevada and changed our name to Diamond Ranch Foods, Ltd. Diamond Ranch Foods, Ltd. was engaged in the meat processing and distribution industry. Operations consisted of packing, processing, custom meat cutting, portion-controlled meats, private labeling, and distribution of our products to a diversified customer base, including, but not limited to; in-home food service businesses, retailers, hotels, restaurants and institutions, deli and catering operators, and industry suppliers. On November 17, 2011, the Company, through its wholly owned subsidiary, Plandaí Biotechnologies, Inc. consummated a share exchange with Global Energy Solutions Corporation Limited, an Irish corporation. Under the terms of the Share Exchange, GES received 76,000,000 shares of Diamond Ranch that had been previously issued to Plandaí Biotechnologies, Inc. in exchange for 100% of the issued and outstanding capital of GES. On November 21, 2011, the Company filed an amendment to the articles of incorporation to change the name of the Company to Plandaí Biotechnology, Inc.

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

The Company’s production facility in South Africa received its certificate of occupancy and operations on December 31, 2014. During the fourth quarter of fiscal 2015, the Company began shipping product to customers and recording sales. However, a hailstorm during the quarter destroyed a large percentage of the tea crop and there was insufficient time remaining in the growing season to yield another harvest. As a result, sales for the final quarter through December 31, 2014, were limited. Production recommenced in October 2015 with the commencement of harvest season.

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

We will continue to seek to raise additional capital through the sale of common stock to fund the expansion of our Company. There can be no assurance that we will be successful in raising the capital required and without additional funds we would be unable to expand our plant, acquire other companies, or further implement our business plan. In April 2012, through our subsidiary companies, we secured a 100 million Rand (approximately $8.3 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa which will be used to build infrastructure and further operations. During the nine months ended March 31, 2016, we borrowed $400,000 from an unaffiliated third party under a promissory note due and payable July 1, 2016, and earning interest at 6% per annum. We also sold 8,514,600 shares of our restricted common stock for net proceeds of $293,660 and issued $290,000 in convertible debentures.

PRODUCTS AND SERVICES

Plandaí has a proprietary technology that extracts a high level of bio-available compounds and phytonutrients from organic matter, including green tea leaves, citrus and many other plants. Various tests have been conducted over the past ten years using this technology to generate functional chemical compounds possessing nutritive properties that act effectively as preventive agents in the healthcare field. Polyphenols from green tea are an excellent source of antioxidant and anti-carcinogenic substances. The Company leases 3,237 hectares (approx. 8,000 acres) of agriculture land in Mpumalanga, South Africa, under a notarial lease, which includes over a thousand acres of cultivated green tea. In addition, the Company has recently completed a 100,000 sq. ft. state-of-the-art extraction facility on site which came online in December 2014. Plandaí intends to use its plantation leases to focus on the farming of whole fruits, vegetables and live plant material and the production of proprietary botanical extracts for the health and wellness industry using its proprietary extraction technology and the extraction facility.

Many botanical extracts have demonstrated varying degrees of health benefits, and many pharmaceutical drugs are either derived directly from plant extracts or are synthetic analogs of phytonutrient molecules. Green tea leaf, for example, has shown promising in-vitro and animal model results as an antioxidant, with hundreds of different published studies demonstrating its potential usefulness in weight loss, anti-viral, anti-cancer, and anti-parasitic applications, amongst others.

The Company has commercialized the Phytofare ® catechin complex and is currently developing the Phytofare ® limonoid glycoside complex. The catechin complex is derived from green tea harvested locally on the Senteeko Tea Estate in Mpumalanga, South Africa, and then processed on a state-of-the-art extraction facility constructed onsite using funds obtained from the Land and Agriculture Bank of South Africa. The facility became operational in December 2014, with initial sales commencing in May 2015. The limonoid glycoside product is extracted from lemons which are sourced from local orchards in South Africa and then produced in the same factory that makes the green tea product. The Phytofare® Limonoid Glycoside Complex is scheduled be introduced to the market in late 2016.

On August 30, 2013, Plandaí entered into a license agreement with North-West University in Potchefstroom, South Africa, which granted the Company the exclusive right to use the University’s Pheroid ® technology to produce nano-entrapped botanical extracts for human and animal use. The Company believes that this technology will enable it to develop products with much higher absorption coefficients in both topical use and oral consumption.

During the previous year, the Company completed two separate human studies designed to test both the efficacy and bioavailability of its Phytofare ® catechin complex. The first study was a topical trial designed to evaluate the effectiveness of the extract on treating skin conditions associated with aging. Specifically, the study evaluated changes in skin elasticity, skin roughness and scaliness, and skin hydration and found that Phytofare ® demonstrated statistically significant benefits over placebo in all areas except skin elasticity, for which the length of the study was determined to be too short to render statistically reliable data.

The second clinical study, completed by North-West University, Potchefstroom, South Africa, tested the oral bioavailability of Phytofare ® catechin complex in human subjects. The test results indicated that five times more Phytofare® extract was present in the blood with all eight catechins detected compared with just two catechins from the generic green tea extract. In addition, after 24 hours, the blood levels of catechins from the Phytofare ® extract were still higher than the highest level attained by the generic, which, after six hours, had disappeared from the blood. This study confirmed that Phytofare ® catechin complex delivers more catechins to the blood than generic extract and that those catechins remain present and viable at least four times longer.

The Company is actively pursuing research on additional botanical extracts that have known or suspected pharmaceutical properties. This research includes developing a non-psychoactive cannabinoid extract through the Company’s wholly owned subsidiary, Plandaí Biotechnology- Uruguay, SA. This company has concluded its initial investigative research with live cannabis flower and leaf and intends to engineer a pilot scale system for processing and recovering the cannabinoid complex in a highly bioavailable format without psychoactive effects. The company was granted approval by the Uruguay Minister of Health in September 2014 to legally conduct cannabis research and development. In February 2015, a new decree imposed the further requirement of an additional license from the Institute for Regulation and Control of Cannabis (IRCCA). In May 2015, Plandaí received the license from IRCCA granting the necessary approvals under the new laws and now permitting the research to move forward. The Phytofare ® cannabinoid complex will be subjected to chemical profiling, as well as particle sizing and dosage. Independent in vitro and animal modelling will support the project’s prime objective by scientifically investigating in animals efficient free-radical scavenging, demonstrating improvements to a variety of human physiological processes including appetite, pain-sensation, mood, and memory. Despite the government approvals, there are still obstacles preventing the continuation of the Company’s research; namely, the inability to import the seeds and other research materials necessary. The Company is working with the Uruguay government to resolve these issues and research will recommence once resolved.

COMPETITION

The Company faces competition from a variety of sources. There are several large producers of farm products including green tea and there are numerous companies that develop and market nutraceutical products that include bio-available compounds including those from green tea and citrus extracts. Many of these competitors benefit from established distribution, market-ready products, and greater levels of financing. Plandaí intends to compete by producing higher quality and higher concentration extracts, producing at lower costs, and controlling a vertically integrated market that includes all stages from farming through production and marketing. The Company’s unique patent-pending technology, combined with the patented Pheroid ® technology, should provide several unique market advantages in the form of higher absorption, increased bioavailability, and lower dosage requirements.

CUSTOMERS

Plandaí markets its products through distribution companies who the sell to various nutraceutical and supplement companies that require high-quality bio-available extracts for their products. In certain countries where it is economically feasible, Plandaí sells direct to nutraceutical and supplement manufacturers. The Company presently has distribution agreements with representation worldwide and also sells direct to customers in South Africa.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016, AND SEPTEMBER 30, 2015.

SALES

For the three months ended September 30, 2016, revenues were $80,820 compared to revenues of $40,831 for the quarter ended September 30, 2015. Sales for the 2016 quarter included sales of Phytofare, ® timber from the Company’s tea estate in South Africa, and revenues from the on-site store. Sales in 2015 included timber from the Company’s tea estate in South Africa and revenues from the on-site store.

EXPENSES

Our total expenses for the three months ended September 30, 2016, were $800,015 as compared to $919,996 for the three months ended September 30, 2015. The decrease was due to a decrease in professional services of $99,082, a decrease in production costs of $35,710, and a decrease in payroll of $60,795.

OTHER INCOME & EXPENSES

Other Income and Expenses for the three months ended September 30, 2016, included a $70,995 change in derivative liability and an interest expense of ($481,939), as compared to an interest expense of (309,880) for the same period in 2015. The increase resulted from the Company having substantially greater interest-bearing debt in 2016 versus 2015.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2016, the Company used cash in operating activities totaling (159,275), which was primarily attributable to a loss from operations of (1,110,452) offset against several non-cash expense items such as depreciation of 133,054, stock issued for services of $282,401, capitalized lease obligation of $84,557, and interest expense of $481,939 which was added to the loan balance. Additionally, the loss was offset by changes in assets and liabilities accounts. Cash used in investing activities was ($51,209), which consisted of the purchase of fixed assets. Cash provided by financing activities was $163,000 generated by third party loans, the issuance of convertible debt, the sale of common stock.

As of September 30, 2016, the Company had current assets of $159,880 compared to current liabilities of $17,504,103. Current liabilities include accounts payable and accrued liabilities of $697,188, and accrued interest of $855,746. Included in current liabilities is $14,946,641 of long-term debt that has been reclassified as current due to the Company being out of compliance with certain loan covenants.

PLAN OF OPERATION

The Company’s long-term existence is dependent upon our ability to execute our operating plan and to obtain additional debt or equity financing to fund payment of obligations and provide working capital for operations. In April 2012, the Company through majority-owned subsidiaries of Dunn Roman Holdings Africa (Pty) Limited, executed a loan for 100 million Rand (approx. $6.5 million at current rate of exchange) financing with the Land and Agriculture Bank of South Africa and began rehabilitating the Senteeko Tea Estate so that it can begin producing up to 20 metric tons of tea leaf per day commencing with the September 2015 growing season. The Company also completed construction of the factory and associated equipment necessary to begin the extraction process on live botanical matter, including green tea and citrus, with the factory becoming operational in December 2014. The facility commenced processing green tea material for its Phytofare™ Catechin Complex in January 2015 and sales commenced in May 2015. In addition, the Company borrowed $6,900,000 from an unrelated third party and sold shares of restricted common stock to raise operating capital. Management anticipates that, over the coming several months, the Company will continue to need additional investment in the form of either debt or proceeds from the sale of stock until such time as it can generate sufficient cash flow from the sale of its products.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult, and subjective estimates and judgments.

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

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company evaluates its long-lived assets on an annual basis to determine if there is an impairment on useful life or the ability of the Company to realize sufficient economic value over the course of the remaining useful life. The Company most recently evaluated its long-lived assets in connection with the preparation of its annual financial statements for the year ended June 30, 2015, and determined that there was no impairment.

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

Currency Translation Adjustment

The Company maintains all of its operations in South Africa, where the currency is the Rand. The subsidiary financial statements are therefore converted into US dollars prior to consolidation with the parent entity, Plandaí Biotechnology, Inc. US GAAP requires that the weighted average exchange rate be applied to the foreign income statements and that the closing exchange rate as of the period end date be applied to the balance sheet. The cumulative foreign currency adjustment is included in the equity section of the balance sheet. Since most of our assets and operations are in South Africa, as the dollar strengthens in comparison to the Rand, it reduces both the carrying value of our assets and the amount of our liabilities.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The Company has historically lost money and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2015, financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and our ability to generated adequate revenues from the sale of our products. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected by Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring, or preventing a change in control of our Company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Farming and Agriculture Represents a Significant Aspect of our Operations Which Can Be Affected by Adverse Weather Conditions

The manufacture of our products relies on the use of live plant material that requires our production facility to be located adjacent to the source of raw materials. Accordingly, it is impractical in most instances to import raw materials for production in the event natural disasters or adverse weather affects our crops. Hail, drought, flooding, and fires are potential risks in our area, any, or a combination of which could impact our ability to harvest raw materials and produce our extracts. We have been unable to obtain insurance covering crop failure or business interruption due to weather or disaster in South Africa and therefore do not carry this insurance coverage. As a result, if we are unable to harvest, it could have a material adverse effect on our ability to continue as a going concern.

Our operations are in South Africa Which Does Not Presently Have Stable Utilities Infrastructure and Which Also Can Be Affected by Escalating Labor Rates and Other Overhead

Our production facility is located in rural South Africa. In recent years, South Africa in general has suffered from an unstable utilities infrastructure that, as a result, can cause temporary power blackouts. Since our factory is connected to the municipal power grid, a loss of power for an extended period of time can result in the loss of any product currently in production. Repetitive instances of power loss could materially impact our ability to produce finished products and impact our ability to continue as a going concern. We are in the process of installing backup generators to protect against power interruption, but these will not be operational until later in 2016. In addition, the South African legislation has the authority to regulate the wages paid to laborers and, in the past, has increased the base labor rates dramatically and without notice. While most of the labor we use is contracted through third parties, a sudden, significant increase in labor rates could have a short-term effect on our cost to produce finished goods and impact our cash flows.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures using the COSO integrated framework. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company issued a total of 56,099,123 shares of restricted common stock as follows:

a)	The Company issued 25,840,000 restricted common shares for services valued at $282,400, of which 7,000,000 shares were issued under two consulting agreements to third parties on July 1, 2016, and 18,840,000 were issued September 1, 2016, to pay accrued salaries to officers of the Company.

b)	The Company issued 30,359,123 restricted shares on the conversion of notes payable and accrued interest totaling $231,765.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Plandaí Biotechnology, Inc. includes herewith the following exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
20.1	Declaration of Tad Mailander	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Included with Exhibit 32.1.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plandaí Biotechnology, Inc. (Registrant)

Date: March 20, 2023	By:	/s/ Tad Mailander
Tad Mailander, President